Form 10-Q
period 2026-09-30
UNITED COMMUNITY BANKS INC
filed 2026-11-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Yes ☐ No ☒

There were 119,593,464 shares of the registrant’s common stock, par value $1 per share, outstanding as of October 31, 2026.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2025 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
ANB	ANB Holdings, Inc. and its wholly-owned subsidiary, American National Bank
AOCI	Accumulated other comprehensive income (loss)
Bank	United Community Bank
Board	United Community Banks, Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks, Inc. (interchangeable with "United" below)
DTA	Deferred tax asset
DTL	Deferred tax liability
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
Navitas	Navitas Credit Corp. and NLFC Reinsurance Corp.
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PSL	Purchased seasoned loans
Peach State	Peach State Bancshares, Inc. and its wholly owned-subsidiary, Peach State Bank & Trust
Report	Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2026
SBA	United States Small Business Administration
SEC	United States Securities and Exchange Commission
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

Cautionary Note Regarding Forward-looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions (including those with respect to the effects of the Peach State acquisition, the sale of our equipment financing subsidiary, Navitas and the investment securities portfolio repositioning transaction) or events, and statements about our future performance, operations, products and services, and should be viewed with caution.

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
•the risk that positions taken on federal or state income tax returns could be challenged by various taxing authorities and may not be upheld through an appeal process, and our earnings and capital could be affected;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$125,069	$202,586
Interest-bearing deposits in banks	656,536	193,168
Cash and cash equivalents	781,605	395,754
Trading securities	93,760	—
Debt securities available-for-sale	6,546,796	3,750,863
Debt securities held-to-maturity (fair value $1,918,426 at December 31, 2025)	—	2,237,356
Mortgage loans held for sale	34,493	39,381
Loans and leases held for investment	18,988,195	19,384,317
Less allowance for credit losses - loans and leases	(179,143)	(210,429)
Loans and leases, net	18,809,052	19,173,888
Premises and equipment, net	409,533	393,714
Bank-owned life insurance	376,000	364,184
Goodwill and other intangible assets, net	1,026,915	967,882
Other assets (including $134,176 and $107,583 at fair value, respectively)	803,883	679,532
Total assets	$28,882,037	$28,002,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,751,068	$6,252,252
Interest-bearing deposits	18,136,789	17,546,178
Total deposits	24,887,857	23,798,430
Short-term borrowings	—	85,000
Long-term debt	39,686	120,400
Accrued expense and other liabilities (including $100,328 and $69,482 at fair value, respectively)	447,187	360,038
Total liabilities	25,374,730	24,363,868
Shareholders' equity:
Common stock, $1 par value: 200,000,000 shares authorized, 119,827,028 and 120,598,266 shares issued and outstanding, respectively	119,827	120,598
Capital surplus	2,724,987	2,754,399
Retained earnings	882,021	914,261
Accumulated other comprehensive loss	(219,528)	(150,572)
Total shareholders' equity	3,507,307	3,638,686
Total liabilities and shareholders' equity	$28,882,037	$28,002,554

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net interest revenue:
Interest revenue:
Loans, including fees	$301,420	$297,929	$883,109	$860,269
Securities:
Taxable	52,839	51,522	141,969	162,885
Tax-exempt	1,540	1,681	4,857	5,030
Other	6,761	2,718	10,957	8,388
Total interest revenue	362,560	353,850	1,040,892	1,036,572
Interest expense:
Deposits	103,598	118,475	299,730	356,545
Short-term borrowings	2,546	25	5,097	1,215
Federal Home Loan Bank advances	4,684	—	8,667	433
Long-term debt	526	1,721	2,528	7,198
Total interest expense	111,354	120,221	316,022	365,391
Net interest revenue	251,206	233,629	724,870	671,181

Noninterest income:
Service charges and fees	11,640	11,400	31,560	31,057
Mortgage loan gains and other related fees	10,714	7,098	25,523	18,590
Wealth management fees	4,897	4,757	14,458	13,622
Net gains from sales of other loans	63,222	2,385	66,062	5,776
Lending and loan servicing fees	3,332	4,235	11,401	12,090
Securities (losses) gains, net	(366,101)	49	(365,970)	341
Other	9,124	13,295	35,920	32,107
Total noninterest income	(263,172)	43,219	(181,046)	113,583
Total revenue	(11,966)	276,848	543,824	784,764

Provision for credit losses	10,013	7,907	(8,937)	35,144

Noninterest expense:
Salaries and employee benefits	96,443	90,667	293,934	261,931
Communications and equipment	14,127	13,937	41,972	40,968
Occupancy	11,184	11,502	34,141	33,366
Advertising and public relations	2,485	2,053	7,590	6,815
Postage, printing and supplies	2,515	2,735	8,016	7,791
Professional fees	7,420	6,282	19,864	17,822
Lending and loan servicing expense	2,231	2,428	7,918	6,745
Outside services - electronic banking	3,849	3,543	10,963	9,876
FDIC assessments and other regulatory charges	4,900	4,846	11,496	14,233
Amortization of intangibles	3,348	3,313	9,349	9,891
Merger-related and other charges	6,509	3,468	8,277	9,598
Other	7,230	6,094	25,938	20,850
Total noninterest expense	162,241	150,868	479,458	439,886
(Loss) income before income taxes	(184,220)	118,073	73,303	309,734
Income tax (benefit) expense	(44,475)	26,579	13,121	68,094
Net (loss) income	$(139,745)	$91,494	$60,182	$241,640

Net (loss) income available to common shareholders	$(139,988)	$86,139	$59,543	$232,290

Net (loss) income per common share:
Basic	$(1.16)	$0.71	$0.49	$1.92
Diluted	(1.16)	0.70	0.49	1.91
Weighted average common shares outstanding:
Basic	120,456	122,116	120,419	121,186
Diluted	120,456	122,252	120,654	121,303
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2026
Net (loss) income	$(184,220)	$44,475	$(139,745)	$73,303	$(13,121)	$60,182
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(143,108)	35,718	(107,390)	(143,621)	35,528	(108,093)
Unrealized losses on held-to-maturity securities transferred to available-for-sale	(314,972)	78,558	(236,414)	(314,972)	78,558	(236,414)
Reclassification of unrealized losses on held-to-maturity securities previously transferred from available-for-sale	(46,978)	12,079	(34,899)	(46,978)	12,079	(34,899)
Reclassification adjustment for losses included in net income	366,101	(90,325)	275,776	365,970	(90,298)	275,672
Net unrealized losses on available-for-sale securities	(138,957)	36,030	(102,927)	(139,601)	35,867	(103,734)
Unrealized losses on held-to-maturity securities transferred from available-for-sale:
Amortization of unrealized losses	1,226	(306)	920	4,762	(1,353)	3,409
Reclassification of remaining unrealized losses to available-for-sale	46,978	(12,079)	34,899	46,978	(12,079)	34,899
Net activity	48,204	(12,385)	35,819	51,740	(13,432)	38,308
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	550	(129)	421	1,516	(373)	1,143
Gains on derivative instruments realized in net income	(163)	40	(123)	(6,290)	1,588	(4,702)
Net cash flow hedge activity	387	(89)	298	(4,774)	1,215	(3,559)
Amortization of defined benefit pension plan net periodic pension cost components	13	(3)	10	39	(10)	29
Total other comprehensive loss	(90,353)	23,553	(66,800)	(92,596)	23,640	(68,956)
Comprehensive loss	$(274,573)	$68,028	$(206,545)	$(19,293)	$10,519	$(8,774)

2025
Net income	$118,073	$(26,579)	$91,494	$309,734	$(68,094)	$241,640
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	16,228	(3,742)	12,486	62,875	(14,671)	48,204
Reclassification adjustment for gains included in net income	(49)	13	(36)	(341)	83	(258)
Net unrealized gains on available-for-sale securities	16,179	(3,729)	12,450	62,534	(14,588)	47,946
Amortization of unrealized losses on held-to-maturity securities reclassified from available-for-sale	1,993	(471)	1,522	5,918	(1,400)	4,518
Derivative instruments designated as cash flow hedges:
Unrealized holding gain (losses) on derivatives	191	(49)	142	(1,195)	301	(894)
Gains on derivative instruments realized in net income	(1,143)	289	(854)	(3,393)	857	(2,536)
Net cash flow hedge activity	(952)	240	(712)	(4,588)	1,158	(3,430)
Amortization of defined benefit pension plan net periodic pension cost components	(17)	4	(13)	(51)	13	(38)
Total other comprehensive income	17,203	(3,956)	13,247	63,813	(14,817)	48,996
Comprehensive income	$135,276	$(30,535)	$104,741	$373,547	$(82,911)	$290,636
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share data)	Shares of Common Stock	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended September 30,
Balance at June 30, 2025	121,431,262	$88,266	$121,431	$2,777,807	$802,590	$(177,170)	$3,612,924
Net income					91,494		91,494
Other comprehensive income						13,247	13,247
Preferred stock dividends					(1,573)		(1,573)
Common stock dividends ($0.25 per share)					(30,841)		(30,841)
Redemption of preferred stock		(88,266)			(3,275)		(91,541)
Impact of equity-based compensation awards	119,264		119	2,790			2,909
Impact of other United sponsored equity plans	2,936		3	229			232
Balance at September 30, 2025	121,553,462	$—	$121,553	$2,780,826	$858,395	$(163,923)	$3,596,851

Balance at June 30, 2026	119,763,827	$—	$119,764	$2,724,530	$1,053,438	$(152,728)	$3,745,004
Net loss					(139,745)		(139,745)
Other comprehensive loss						(66,800)	(66,800)
Impact of acquisition	1,346,821		1,347	46,526			47,873
Purchases of common stock	(1,395,100)		(1,395)	(49,035)			(50,430)
Common stock dividends ($0.26 per share)					(31,672)		(31,672)
Impact of equity-based compensation awards	106,237		106	2,775			2,881
Impact of other United sponsored equity plans	5,243		5	191			196
Balance at September 30, 2026	119,827,028	$—	$119,827	$2,724,987	$882,021	$(219,528)	$3,507,307

Nine Months Ended September 30,
Balance at December 31, 2024	119,364,110	$88,266	$119,364	$2,723,278	$714,138	$(212,919)	$3,432,127
Net income					241,640		241,640
Other comprehensive income						48,996	48,996
Impact of acquisitions	2,380,952		2,381	63,357			65,738
Redemption of preferred stock		(88,266)			(3,275)		(91,541)
Purchases of common stock	(506,600)		(507)	(13,435)			(13,942)
Preferred stock dividends					(4,719)		(4,719)
Common stock dividends ($0.73 per share)					(89,389)		(89,389)
Impact of equity-based compensation awards	261,486		262	7,317			7,579
Impact of other United sponsored equity plans	53,514		53	309			362
Balance at September 30, 2025	121,553,462	$—	$121,553	$2,780,826	$858,395	$(163,923)	$3,596,851

Balance at December 31, 2025	120,598,266	$—	$120,598	$2,754,399	$914,261	$(150,572)	$3,638,686
Net income					60,182		60,182
Other comprehensive loss						(68,956)	(68,956)
Impact of acquisitions	1,346,821		1,347	46,526			47,873
Purchases of common stock	(2,485,502)		(2,485)	(85,348)			(87,833)
Common stock dividends ($0.76 per share)					(92,422)		(92,422)
Impact of equity-based compensation awards	310,468		310	9,268			9,578
Impact of other United sponsored equity plans	56,975		57	142			199
Balance at September 30, 2026	119,827,028	$—	$119,827	$2,724,987	$882,021	$(219,528)	$3,507,307

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities:
Net income	$60,182	$241,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	63,186	34,110
Provision for credit losses	(8,937)	35,144
Stock-based compensation	10,734	8,177
Deferred income tax (benefit) expense	(9,042)	2,120
Securities losses (gains), net	365,970	(341)
Net gains from sales of other loans	(66,062)	(5,776)
Changes in assets and liabilities:
Trading securities	(93,760)	—
Mortgage loans held for sale	4,888	22,732
Other assets	(49,155)	16,874
Accrued expense and other liabilities	92,879	(36,117)
Net cash provided by operating activities	370,883	318,563

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	83,021	97,734
Debt securities available-for-sale:
Proceeds from sales	2,270,423	417,898
Proceeds from maturities and calls	613,287	555,143
Purchases	(3,841,586)	(292,351)
Net increase in loans	(1,093,442)	(709,641)
Proceeds from sale of Navitas	1,993,113	—
Payments for other investments	(111,875)	(29,047)
Proceeds from other investments	89,832	7,684
Purchases of premises and equipment	(26,808)	(21,820)
Net cash (paid) received in acquisition	(15,642)	41,246
Other, net	8,626	16,734
Net cash (used in) provided by investing activities	(31,051)	83,580

Financing activities:
Net increase in deposits	410,883	185,069
Net decrease in short-term borrowings	(85,000)	(195,000)
Repayment of long-term debt	(100,000)	(100,000)
Proceeds from FHLB advances	3,280,000	126,000
Repayment of FHLB advances	(3,280,000)	(126,000)
Redemption of preferred stock	—	(91,541)
Repurchase of common stock	(87,093)	(13,942)
Cash dividends on common stock	(91,359)	(87,677)
Cash dividends on preferred stock	—	(4,719)
Other, net	(1,412)	(775)
Net cash provided by (used in) financing activities	46,019	(308,585)

Net change in cash and cash equivalents	385,851	93,558

Cash and cash equivalents, beginning of period	395,754	519,873

Cash and cash equivalents, end of period	$781,605	$613,431

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

Purchased Seasoned Loans and PCD Loans
Loans acquired in a business combination are recognized on the acquisition date at their estimated fair value. Acquired loans that have experienced more-than-insignificant deterioration in credit quality since origination are classified as PCD loans. United considers internal loan grades, delinquency status and other relevant factors in assessing whether purchased loans are PCD.

On January 1, 2026, United adopted ASU 2025-08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans, which expanded the population of acquired financial assets subject to the gross-up approach in Topic 326 to include purchased seasoned loans without credit deterioration, which previously only applied to PCD loans. All non-PCD loans that are acquired in a business combination are deemed seasoned. In applying the gross-up method, an initial ACL is determined and recognized as an adjustment to the acquisition price of the asset; thus, the sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, acquired loans are subject to the same interest income recognition and impairment model as other held for investment loans, with changes to the ACL recorded through provision expense.

Trading Securities
During the first quarter of 2026, United established a trading securities portfolio as part of a hedging strategy to mitigate the volatility in the fair value of the mortgage servicing rights asset. The trading securities portfolio consists of U.S. Treasuries that are carried at fair value on the consolidated balance sheets. The securities are classified as Level 1 assets in the fair value hierarchy. Changes in the fair value of the securities are recognized in the consolidated statements of income in other noninterest income. Interest income on trading securities is included in securities interest revenue in the consolidated statements of income.

Note 2 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the nine months ended September 30, 2026 and 2025 is as follows.

	Nine Months Ended September 30,
(in thousands)	2026	2025
Significant non-cash investing and financing transactions:
Commitments to fund other investments	$27,788	$14,597
Amortized cost of HTM securities transferred to AFS securities	2,157,345	—
Acquisitions:
Assets acquired	806,135	446,504
Liabilities assumed	703,426	380,766
Net assets acquired	102,709	65,738
Common stock issued for net assets acquired	47,873	65,738

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Acquisitions and Divestitures

Sale of Navitas
On September 1, 2026, United completed the sale of Navitas, the Bank’s equipment finance subsidiary, for total cash consideration of $2.03 billion, which resulted in a $62.2 million pre-tax gain. As of September 30, 2026, $7.50 million of the sales consideration was recorded as a receivable included in other assets on the consolidated balance sheets. The sale was accounted for as an asset sale as substantially all of the fair value of the assets sold was concentrated in a single asset type, equipment financing receivables. The amortized cost of the equipment financing receivables sold was $1.95 billion. The remaining assets and liabilities subject to the sale were not material to the transaction.

In addition, in the second quarter of 2026, upon reclassification of the financing receivables to held for sale, the associated $38.5 million ACL for these loans and leases was released through the provision for credit losses.

Acquisition of Peach State
On August 1, 2026, United acquired all of the outstanding common stock of Peach State. Peach State, headquartered in Gainesville, Georgia operated two banking locations in Hall County, Georgia, facilitating United’s expansion within that market. United’s operating results for the three and nine months ended September 30, 2026, include the operating results of the acquired business for the period subsequent to the acquisition date of August 1, 2026.

Under the terms of the merger agreement, Peach State shareholders received $103 million in total consideration, of which $54.8 million was cash and $47.9 million, or 1,346,821 shares, was United common stock. The acquisition was accounted for as a business combination.

Peach State
Fair Value Recorded by United (1)
(in thousands)	August 1, 2026
Assets
Cash and cash equivalents	$39,194
Debt securities	152,676
Loans held for investment	514,427
Premises and equipment	13,277
Bank-owned life insurance	8,687
Core deposit intangible	16,260
Other assets	9,492
Total assets acquired	754,013
Liabilities
Deposits	678,479
Long-term debt	18,963
Other liabilities	5,984
Total liabilities assumed	703,426
Total identifiable net assets	50,587
Consideration transferred
Cash	54,836
Common stock issued (1,346,821 shares)	47,873
Total fair value of consideration transferred	102,709
Goodwill	$52,122
(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Goodwill represents the intangible value of Peach State’s business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The Peach State core deposit intangible will be amortized over 10 years using the sum-of-the-years-digits method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information related to the acquired Peach State loan portfolio at the acquisition date.

(in thousands)	August 1, 2026
PCD Loans:
Par value	$25,119
ACL at acquisition	(952)
Non-credit discount	(1,362)
Purchase price	$22,805

Non-PCD PSL Loans:
Fair value	$491,622
Gross contractual amounts receivable	630,472
Estimate of contractual cash flows not expected to be collected	(10,864)

Pro forma information
The following table discloses the impact of the August 1, 2026, Peach State acquisition on the 2026 financial results and the May 1, 2025 ANB acquisition on the 2025 financial results. The table also presents certain pro forma information as if Peach State had been acquired on January 1, 2025 and ANB had been acquired on January 1, 2024. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however, pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisition taken place in an earlier year.

Peach State merger-related costs of $6.01 million and $6.16 million incurred respectively during the three and nine months ended September 30, 2026 have been excluded from the pro forma information for those periods presented below and included in the three and nine months ended September 30, 2025 pro forma information. ANB merger-related costs of $3.02 million and $12.1 million incurred respectively during the three and nine months ended September 30, 2025, have been excluded from the pro forma information from those periods presented below. The actual results and pro forma information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Revenue	Net Income	Revenue	Net Income
2026
Actual Peach State results included in statement of income since acquisition date	$3,921	$797	$3,921	$797
Supplemental consolidated pro forma as if Peach State had been acquired January 1, 2025	(8,023)	(137,801)	563,858	67,002

2025
Actual ANB results included in statement of income since acquisition date	$4,365	$2,208	$6,655	$1,182
Supplemental consolidated pro forma as if ANB had been acquired January 1, 2024 and Peach State had been acquired on January 1, 2025	297,224	95,173	810,910	248,753

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Investments

Investment Securities Portfolio Repositioning
During September 2026, United reclassified all HTM debt securities to AFS, which at the time of transfer had an amortized cost basis of $2.16 billion and a fair value of $1.80 billion. United then sold approximately $2.47 billion of certain lower-yielding AFS debt securities for a pre-tax loss of $366 million. The repositioning was designed to reduce interest rate risk exposure, fund organic loan growth, and increase the yield earned on the investment portfolio by replacing lower-yielding investment securities with higher-yielding assets.

AFS Debt Securities
The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2026
U.S. Treasuries	$1,589,137	$6	$9,903	$1,579,240
U.S. Government Agencies & GSEs	692,502	893	6,857	686,538
State and political subdivisions	174,611	9	36,426	138,194
Residential MBS, Agency & GSEs	1,885,449	2,439	103,057	1,784,831
Residential MBS, Non-Agency	170,326	—	10,900	159,426
Commercial MBS, Agency & GSEs	1,556,559	189	111,508	1,445,240
Commercial MBS, Non-Agency	6,861	—	152	6,709
Corporate bonds	84,614	63	2,373	82,304
Asset-backed securities	666,275	90	2,051	664,314
Total	$6,826,334	$3,689	$283,227	$6,546,796

As of December 31, 2025
U.S. Treasuries	$496,402	$1,106	$3,753	$493,755
U.S. Government Agencies & GSEs	308,096	129	9,875	298,350
State and political subdivisions	165,118	—	10,235	154,883
Residential MBS, Agency & GSEs	1,503,962	6,151	79,636	1,430,477
Residential MBS, Non-Agency	272,869	7	13,021	259,855
Commercial MBS, Agency & GSEs	704,318	4,896	24,897	684,317
Commercial MBS, Non-Agency	7,857	—	87	7,770
Corporate bonds	142,527	27	5,886	136,668
Asset-backed securities	285,435	294	941	284,788
Total	$3,886,584	$12,610	$148,331	$3,750,863

As of September 30, 2026 and December 31, 2025, the carrying value of pledged securities totaled $2.14 billion and $2.98 billion, respectively. Securities were pledged primarily to secure public deposits.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and gross unrealized losses of AFS debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2026
U.S. Treasuries	$1,447,952	$6,748	$106,282	$3,155	$1,554,234	$9,903
U.S. Government Agencies & GSEs	89,594	65	149,181	6,792	238,775	6,857
State and political subdivisions	21,415	740	115,098	35,686	136,513	36,426
Residential MBS, Agency & GSEs	1,072,437	12,975	407,275	90,082	1,479,712	103,057
Residential MBS, Non-Agency	—	—	159,426	10,900	159,426	10,900
Commercial MBS, Agency & GSEs	864,481	4,316	495,652	107,192	1,360,133	111,508
Commercial MBS, Non-Agency	—	—	6,708	152	6,708	152
Corporate bonds	—	—	80,323	2,373	80,323	2,373
Asset-backed securities	532,533	1,628	60,772	423	593,305	2,051
Total	$4,028,412	$26,472	$1,580,717	$256,755	$5,609,129	$283,227

As of December 31, 2025
U.S. Treasuries	$25,372	$3	$110,899	$3,750	$136,271	$3,753
U.S. Government Agencies & GSEs	49,487	167	211,151	9,708	260,638	9,875
State and political subdivisions	25	1	153,857	10,234	153,882	10,235
Residential MBS, Agency & GSEs	60,042	61	841,090	79,575	901,132	79,636
Residential MBS, Non-Agency	11,458	39	247,997	12,982	259,455	13,021
Commercial MBS, Agency & GSEs	13,138	46	356,038	24,851	369,176	24,897
Commercial MBS, Non-Agency	—	—	7,770	87	7,770	87
Corporate bonds	—	—	134,731	5,886	134,731	5,886
Asset-backed securities	81,248	408	58,594	533	139,842	941
Total	$240,770	$725	$2,122,127	$147,606	$2,362,897	$148,331

At September 30, 2026, there were 544 AFS debt securities that were in an unrealized loss position. Unrealized losses at September 30, 2026, were primarily attributable to changes in interest rates and reflect the securities transferred from HTM during the quarter. As of September 30, 2026, United did not intend to sell nor did it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Based on the assessments performed at September 30, 2026 and December 31, 2025, there was no ACL required related to the AFS portfolio.

HTM Debt Securities
As of September 30, 2026, after the balance sheet repositioning, United did not hold any investment securities classified as HTM. The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of December 31, 2025, are shown in the table below. As of December 31, 2025, HTM securities in an unrealized loss position had a fair value of $1.90 billion, all of which had been in an unrealized loss position for 12 months or more.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2025, the majority of HTM securities were considered to have a zero loss assumption for ACL purposes. For the remaining HTM securities, primarily those issued by state and political subdivisions, calculated credit losses, and, thus, the related ACL were de minimis due to the high credit quality of the portfolio. As a result, no ACL was recorded on the HTM portfolio at December 31, 2025.

Contractual Maturities of AFS Debt Securities
The amortized cost and fair value of AFS debt securities at September 30, 2026, by contractual maturity, are presented in the following table.

	AFS
(in thousands)	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$482,058	$479,327
U.S. Government Agencies & GSEs	16,893	16,693
State and political subdivisions	12,405	12,330
Corporate bonds	40,818	40,304
	552,174	548,654
1 to 5 years:
U.S. Treasuries	1,107,079	1,099,913
U.S. Government Agencies & GSEs	1,290	1,275
State and political subdivisions	23,818	22,718
Corporate bonds	35,296	34,090
	1,167,483	1,157,996
5 to 10 years:
U.S. Government Agencies & GSEs	539,156	534,576
State and political subdivisions	50,966	42,122
Corporate bonds	8,500	7,910
	598,622	584,608
More than 10 years:
U.S. Government Agencies & GSEs	135,163	133,994
State and political subdivisions	87,422	61,024
	222,585	195,018
Debt securities not due at a single maturity date:
Asset-backed securities	666,275	664,314
Residential MBS	2,055,775	1,944,257
Commercial MBS	1,563,420	1,451,949
	4,285,470	4,060,520

Total	$6,826,334	$6,546,796

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

Securities Sales

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Proceeds from sales	$2,245,028	$158,989	$2,270,423	$417,898

Gross realized gains	$—	$439	$193	$960
Gross realized losses	(366,101)	(390)	(366,163)	(619)
Securities (losses) gains, net	$(366,101)	$49	$(365,970)	$341

Income tax (benefit) expense attributable to sales	$(90,325)	$13	$(90,298)	$83

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

In addition, during the first nine months of 2026, United recognized $6.87 million in net losses on trading securities, of which $4.66 million related to trading securities held at September 30, 2026.

Accrued Interest Receivable

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	September 30, 2026	December 31, 2025
HTM	$—	$5,486
AFS	33,046	16,413

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of the dates indicated.

(in thousands)	September 30, 2026	December 31, 2025
Federal Reserve stock	$93,549	$89,979
FHLB stock	18,000	18,049
Equity securities with readily determinable fair values	—	2,481
Note 5 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows. The disclosures included in this footnote reflect the sale of substantially all equipment financing loans and leases during the third quarter of 2026 (see Note 3 for additional details). Equipment financing loans retained by United of $31.1 million and the corresponding ACL were reclassified to the commercial & industrial loan category in the following disclosures, as equipment financing is no longer an individually significant loan category at September 30, 2026.

(in thousands)	September 30, 2026	December 31, 2025
Owner occupied CRE	$4,336,019	$3,949,898
Income producing CRE	5,216,693	5,032,342
Commercial & industrial	2,976,297	2,696,291
Commercial construction & land	1,360,067	997,802
Equipment financing	—	1,847,999
Total commercial	13,889,076	14,524,332
Residential mortgage	3,198,097	3,157,017
Home equity	1,503,704	1,319,474
Residential construction & land	211,222	190,625
Consumer	195,227	187,536
Total loans, excluding fair value hedge basis adjustment	18,997,326	19,378,984
Fair value hedge basis adjustment	(9,131)	5,333
Total loans	18,988,195	19,384,317
Less ACL - loans	(179,143)	(210,429)
Loans, net	$18,809,052	$19,173,888

Accrued interest receivable related to loans totaled $63.9 million and $60.4 million at September 30, 2026 and December 31, 2025, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At September 30, 2026 and December 31, 2025, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the amortized cost of certain loans that were sold in the periods indicated. The net gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Guaranteed portion of SBA/USDA loans	$15,447	$16,180	$54,777	$59,889
Equipment financing receivables	6,169	37,239	24,092	58,288
Total	$21,616	$53,419	$78,869	$118,177

In addition to the loan sales above, on September 1, 2026, United sold $1.95 billion of equipment financing receivables, which represented substantially all of that portfolio, when it sold Navitas. See Note 3 for additional details.

Past Due and Nonaccrual Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated. Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of September 30, 2026
Owner occupied CRE	$4,321,848	$1,594	$575	$—	$12,002	$4,336,019
Income producing CRE	5,205,265	390	158	—	10,880	5,216,693
Commercial & industrial	2,957,003	2,433	276	—	16,585	2,976,297
Commercial construction & land	1,359,918	43	—	—	106	1,360,067
Total commercial	13,844,034	4,460	1,009	—	39,573	13,889,076
Residential mortgage	3,161,734	3,878	1,041	—	31,444	3,198,097
Home equity	1,495,904	1,326	414	—	6,060	1,503,704
Residential construction & land	210,938	—	3	—	281	211,222
Consumer	193,834	305	126	—	962	195,227
Total loans	$18,906,444	$9,969	$2,593	$—	$78,320	$18,997,326

As of December 31, 2025
Owner occupied CRE	$3,932,261	$4,917	$1,555	$—	$11,165	$3,949,898
Income producing CRE	5,019,437	916	501	—	11,488	5,032,342
Commercial & industrial	2,664,068	6,365	7,564	—	18,294	2,696,291
Commercial construction & land	997,772	12	—	—	18	997,802
Equipment financing	1,826,790	6,637	4,189	—	10,383	1,847,999
Total commercial	14,440,328	18,847	13,809	—	51,348	14,524,332
Residential mortgage	3,118,540	5,286	768	—	32,423	3,157,017
Home equity	1,310,017	3,055	1,155	—	5,247	1,319,474
Residential construction & land	189,506	40	—	—	1,079	190,625
Consumer	185,814	569	152	—	1,001	187,536
Total loans	$19,244,205	$27,797	$15,884	$—	$91,098	$19,378,984

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	September 30, 2026			December 31, 2025
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$6,290	$5,712	$12,002	$7,627	$3,538	$11,165
Income producing CRE	10,614	266	10,880	8,335	3,153	11,488
Commercial & industrial	9,683	6,902	16,585	7,965	10,329	18,294
Commercial construction & land	106	—	106	—	18	18
Equipment financing	—	—	—	71	10,312	10,383
Total commercial	26,693	12,880	39,573	23,998	27,350	51,348
Residential mortgage	915	30,529	31,444	4,861	27,562	32,423
Home equity	132	5,928	6,060	218	5,029	5,247
Residential construction & land	1	280	281	701	378	1,079
Consumer	—	962	962	—	1,001	1,001
Total	$27,741	$50,579	$78,320	$29,778	$61,320	$91,098

At September 30, 2026 and December 31, 2025, United had $30.1 million and $41.5 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are CRE and commercial and industrial loans.

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

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Owner occupied CRE
Pass	$745,270	$904,340	$438,051	$352,420	$533,848	$1,005,513	$144,565	$26,284	$4,150,291
Special Mention	2,029	15,002	1,093	17,466	15,385	14,647	4,334	—	69,956
Substandard	479	4,790	21,346	37,551	24,918	23,866	2,564	258	115,772
Total owner occupied CRE	$747,778	$924,132	$460,490	$407,437	$574,151	$1,044,026	$151,463	$26,542	$4,336,019
Current period gross charge-offs	$—	$370	$429	$513	$690	$—	$—	$—	$2,002
Income producing CRE
Pass	$1,097,537	$906,333	$396,886	$369,020	$853,453	$1,217,600	$69,534	$11,178	$4,921,541
Special Mention	29,982	12,788	11,665	9,369	84,085	17,382	—	—	165,271
Substandard	45,529	4,997	16,569	17,626	28,367	15,299	—	1,494	129,881
Total income producing CRE	$1,173,048	$924,118	$425,120	$396,015	$965,905	$1,250,281	$69,534	$12,672	$5,216,693
Current period gross charge-offs	$—	$—	$—	$—	$—	$94	$—	$—	$94
Commercial & industrial
Pass	$620,342	$629,629	$244,849	$208,963	$166,704	$339,674	$638,072	$11,387	$2,859,620
Special Mention	1,348	1,393	6,589	12,236	15,133	3,784	6,503	572	47,558
Substandard	5,125	6,872	8,553	22,010	3,947	9,877	9,742	2,993	69,119
Total commercial & industrial	$626,815	$637,894	$259,991	$243,209	$185,784	$353,335	$654,317	$14,952	$2,976,297
Current period gross charge-offs	$65	$2,577	$265	$9,067	$1,136	$682	$1,977	$1,900	$17,669
Commercial construction & land
Pass	$542,239	$503,153	$154,419	$21,156	$41,805	$13,610	$49,860	$900	$1,327,142
Special Mention	14,132	11,449	3,175	608	—	1,997	—	—	31,361
Substandard	1,020	106	—	91	247	100	—	—	1,564
Total commercial construction & land	$557,391	$514,708	$157,594	$21,855	$42,052	$15,707	$49,860	$900	$1,360,067
Current period gross charge-offs	$—	$—	$—	$—	$25	$—	$—	$—	$25
Equipment financing
Current period gross charge-offs (1)	$—	$1,715	$3,371	$2,749	$3,559	$629	$—	$—	$12,023
Residential mortgage
Pass	$203,924	$222,457	$137,019	$290,571	$849,990	$1,453,602	$—	$2,428	$3,159,991
Substandard	20	1,390	3,484	8,198	11,036	13,911	—	67	38,106
Total residential mortgage	$203,944	$223,847	$140,503	$298,769	$861,026	$1,467,513	$—	$2,495	$3,198,097
Current period gross charge-offs	$—	$58	$—	$243	$83	$—	$—	$—	$384
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,457,506	$38,846	$1,496,352
Substandard	—	—	—	—	—	—	214	7,138	7,352
Total home equity	$—	$—	$—	$—	$—	$—	$1,457,720	$45,984	$1,503,704
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$67	$69
Residential construction & land
Pass	$72,487	$112,458	$12,810	$2,338	$4,147	$6,616	$—	$82	$210,938
Substandard	—	—	66	163	12	43	—	—	284
Total residential construction & land	$72,487	$112,458	$12,876	$2,501	$4,159	$6,659	$—	$82	$211,222
Current period gross charge-offs	$—	$—	$37	$111	$—	$—	$—	$—	$148
Consumer
Pass	$70,960	$50,868	$24,272	$12,738	$6,912	$2,370	$25,955	$109	$194,184
Substandard	5	142	298	350	103	131	—	14	1,043
Total consumer	$70,965	$51,010	$24,570	$13,088	$7,015	$2,501	$25,955	$123	$195,227
Current period gross charge-offs	$2,161	$313	$242	$109	$74	$142	$117	$14	$3,172
(1) Reflects charge-offs prior to the reclassification of equipment financing loans to held for sale in June 2026.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Owner occupied CRE
Pass	$882,017	$459,608	$468,682	$587,671	$505,329	$733,146	$122,462	$22,745	$3,781,660
Special Mention	1,721	1,341	14,369	24,247	18,972	7,656	4,176	228	72,710
Substandard	3,157	8,412	20,122	31,791	6,709	22,454	2,883	—	95,528
Total owner occupied CRE	$886,895	$469,361	$503,173	$643,709	$531,010	$763,256	$129,521	$22,973	$3,949,898
Current period gross charge-offs	$—	$185	$1,905	$2,162	$—	$942	$—	$—	$5,194
Income producing CRE
Pass	$916,381	$430,561	$541,924	$1,107,955	$812,859	$863,815	$62,677	$12,714	$4,748,886
Special Mention	13,726	14,176	2,144	123,531	7,769	6,341	—	109	167,796
Substandard	9,652	26,439	22,478	1,199	16,954	36,816	2,122	—	115,660
Total income producing CRE	$939,759	$471,176	$566,546	$1,232,685	$837,582	$906,972	$64,799	$12,823	$5,032,342
Current period gross charge-offs	$—	$—	$—	$1,970	$—	$—	$—	$—	$1,970
Commercial & industrial
Pass	$668,959	$357,553	$279,488	$178,064	$149,382	$225,469	$675,062	$9,342	$2,543,319
Special Mention	3,364	18,886	21,622	18,235	1,353	3,387	8,537	448	75,832
Substandard	7,719	2,849	36,127	6,330	4,289	7,506	11,104	1,216	77,140
Total commercial & industrial	$680,042	$379,288	$337,237	$202,629	$155,024	$236,362	$694,703	$11,006	$2,696,291
Current period gross charge-offs	$46	$1,197	$10,327	$1,506	$218	$408	$—	$2,240	$15,942
Commercial construction & land
Pass	$562,952	$236,154	$63,716	$20,804	$9,230	$11,002	$54,745	$1,039	$959,642
Special Mention	4,352	743	—	28,159	1,550	—	—	—	34,804
Substandard	225	388	381	255	18	2,089	—	—	3,356
Total commercial construction & land	$567,529	$237,285	$64,097	$49,218	$10,798	$13,091	$54,745	$1,039	$997,802
Current period gross charge-offs	$—	$2,020	$—	$—	$130	$—	$—	$—	$2,150
Equipment financing
Pass	$792,800	$487,499	$300,427	$186,094	$49,410	$16,468	$—	$—	$1,832,698
Special Mention	—	2,061	—	994	227	—	—	—	3,282
Substandard	1,081	3,090	3,035	3,731	730	352	—	—	12,019
Total equipment financing	$793,881	$492,650	$303,462	$190,819	$50,367	$16,820	$—	$—	$1,847,999
Current period gross charge-offs	$504	$3,831	$7,681	$10,018	$2,255	$668	$—	$—	$24,957
Residential mortgage
Pass	$199,825	$116,567	$308,491	$921,713	$910,553	$661,298	$—	$2,612	$3,121,059
Substandard	310	2,619	7,470	11,604	3,274	10,604	—	77	35,958
Total residential mortgage	$200,135	$119,186	$315,961	$933,317	$913,827	$671,902	$—	$2,689	$3,157,017
Current period gross charge-offs	$—	$4	$560	$76	$—	$—	$—	$6	$646
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,277,604	$36,074	$1,313,678
Substandard	—	—	—	—	—	—	—	5,796	5,796
Total home equity	$—	$—	$—	$—	$—	$—	$1,277,604	$41,870	$1,319,474
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$170	$170
Residential construction & land
Pass	$110,016	$50,363	$9,612	$9,156	$3,637	$6,676	$—	$86	$189,546
Substandard	—	80	879	15	64	41	—	—	1,079
Total residential construction & land	$110,016	$50,443	$10,491	$9,171	$3,701	$6,717	$—	$86	$190,625
Current period gross charge-offs	$—	$—	$118	$124	$—	$47	$—	$—	$289
Consumer
Pass	$85,779	$41,201	$22,689	$12,571	$2,911	$705	$20,522	$122	$186,500
Substandard	7	161	483	164	45	176	—	—	1,036
Total consumer	$85,786	$41,362	$23,172	$12,735	$2,956	$881	$20,522	$122	$187,536
Current period gross charge-offs	$3,331	$533	$232	$94	$88	$37	$—	$154	$4,469

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the nine months ended September 30, 2026 and 2025 are presented in the following tables.

Nine Months Ended September 30, 2026
	Amortized Cost of New FDMs by Type of Modification
(in thousands)	Extension	Payment Delay	Rate Reduction	Rate Reduction & Payment Delay	Rate Reduction & Extension	Principal Forgiveness & Extension	Payment Delay & Extension	Rate Reduction, Payment Delay & Extension	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
Owner occupied CRE	$—	$1,314	$—	$—	$—	$—	$—	$—	$1,314	0.03%	$—
Commercial & industrial	38	4,985	—	—	—	—	957	—	5,980	0.20	2,776
Residential mortgage	—	—	1,482	787	288	228	—	1,531	4,316	0.13	1,203
Home equity	—	—	215	—	—	—	—	—	215	0.01	—
Consumer	—	—	73	—	—	—	—	—	73	0.04	—
Total	$38	$6,299	$1,770	$787	288	228	$957	$1,531	$11,898	0.06	$3,979

Nine Months Ended September 30, 2025
	Amortized Cost of New FDMs by Type of Modification
(in thousands)	Extension	Payment Delay	Rate Reduction	Rate Reduction & Extension	Payment Delay & Extension	Rate Reduction & Payment Delay	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
Owner occupied CRE	$—	$894	$—	$—	$—	$—	$894	0.02%	$—
Commercial & industrial	78	222	—	—	162	—	462	0.02	107
Equipment financing	—	—	—	—	11,953	—	11,953	0.66	83
Residential mortgage	242	2,589	341	1,851	—	359	5,382	0.17	654
Home equity	—	497	71	—	—	—	568	0.05	—
Consumer	—	—	—	96	—	—	96	0.05	—
Total	$320	$4,202	$412	$1,947	$12,115	$359	$19,355	0.10	$844

The following table presents the aging category and accrual status of loans modified under the terms of a FDM during the previous 12 months on an amortized cost basis as of the dates indicated.

		Loans Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual	Total
As of September 30, 2026
Owner occupied CRE	$479	$—	$—	$—	$836	$1,315
Commercial & industrial	1,217	467	—	—	4,271	5,955
Residential mortgage	3,323	—	295	—	1,581	5,199
Home equity	345	—	—	—	65	410
Consumer	—	—	—	—	73	73
Total	$5,364	$467	$295	$—	$6,826	$12,952

As of September 30, 2025
Owner occupied CRE	$1,185	$—	$—	$—	$—	$1,185
Commercial & industrial	1,269	—	293	—	245	1,807
Equipment financing	11,268	114	726	—	969	13,077
Residential mortgage	2,368	—	—	—	4,563	6,931
Home equity	71	—	—	—	497	568
Consumer	—	—	—	—	96	96
Total	$16,161	$114	$1,019	$—	$6,370	$23,664

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

At September 30, 2026, the baseline economic forecast acknowledged there is more uncertainty around the conflict in Iran than there was in the second quarter forecast. This resulted in a tempered economic outlook and a slightly higher unemployment rate, which is a key variable in United’s ACL model. The changing forecast did not significantly change the resulting ACL. Consistent with the second quarter, at September 30, 2026, United applied qualitative adjustments to increase the model’s calculated ACL for the income producing CRE and commercial & industrial portfolios and to decrease the model’s calculated ACL for commercial construction and owner occupied CRE. These qualitative adjustments were applied to better reflect management’s expectations of future performance and maintain directional consistency with internal credit measures.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated.

	Three months ended September 30,
	2026						2025
(in thousands)	Beginning Balance	Initial ACL - Peach State	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$27,207	$871	$(886)	$49	$5,880	$33,121	$20,967	$(2,638)	$141	$2,189	$20,659
Income producing CRE	37,449	1,337	(11)	28	1,824	40,627	49,072	—	106	(2,967)	46,211
Commercial & industrial	48,724	174	(5,632)	3,351	(723)	45,894	38,693	(1,702)	2,834	4,656	44,481
Commercial construction & land	12,291	1,717	—	23	1,459	15,490	15,979	(505)	14	(1,647)	13,841
Equipment financing (1)	—	—	—	—	—	—	47,900	(6,946)	1,459	2,691	45,104
Residential mortgage	26,898	1,375	(102)	18	(1,371)	26,818	30,217	(37)	296	797	31,273
Home equity	12,573	254	(6)	147	403	13,371	10,812	(98)	79	563	11,356
Residential construction & land	2,081	128	(111)	4	110	2,212	1,812	(23)	11	(33)	1,767
Consumer	1,482	12	(1,401)	556	961	1,610	1,048	(905)	238	718	1,099
ACL - loans	168,705	5,868	(8,149)	4,176	8,543	179,143	216,500	(12,854)	5,178	6,967	215,791
ACL - unfunded commitments	19,624	—	—	—	1,470	21,094	11,545	—	—	940	12,485
Total ACL	$188,329	$5,868	$(8,149)	$4,176	$10,013	$200,237	$228,045	$(12,854)	$5,178	$7,907	$228,276

	Nine Months Ended September 30,
	2026						2025
(in thousands)	Beginning Balance	Initial ACL - Peach State	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - ANB PCD loans	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$24,888	$871	$(2,002)	$3,946	$5,418	$33,121	$19,873	$278	$(3,470)	$377	$3,601	$20,659
Income producing CRE	44,071	1,337	(94)	139	(4,826)	40,627	41,427	910	(1,970)	425	5,419	46,211
Commercial & industrial	43,269	174	(17,669)	5,220	14,900	45,894	35,441	23	(7,832)	5,490	11,359	44,481
Commercial construction & land	8,286	1,717	(25)	64	5,448	15,490	16,370	39	(635)	193	(2,126)	13,841
Equipment financing (1)	45,852	—	(12,023)	2,491	(36,320)	—	47,415	—	(18,810)	3,318	13,181	45,104
Residential mortgage	29,241	1,375	(384)	110	(3,524)	26,818	32,259	—	(458)	405	(933)	31,273
Home equity	11,849	254	(69)	288	1,049	13,371	11,247	1	(169)	284	(7)	11,356
Residential construction & land	1,799	128	(148)	35	398	2,212	1,672	—	(249)	27	317	1,767
Consumer	1,174	12	(3,172)	1,079	2,517	1,610	1,294	—	(3,401)	967	2,239	1,099
ACL - loans	210,429	5,868	(35,586)	13,372	(14,940)	179,143	206,998	1,251	(36,994)	11,486	33,050	215,791
ACL - unfunded commitments	15,091	—	—	—	6,003	21,094	10,391	—	—	—	2,094	12,485
Total ACL	$225,520	$5,868	$(35,586)	$13,372	$(8,937)	$200,237	$217,389	$1,251	$(36,994)	$11,486	$35,144	$228,276
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

	September 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$—	$—	$—	$100,000	$6,288	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	30,681	—	—	785,009	—	—
Fair value hedges of loans	775,000	—	—	1,900,000	—	—
Total	825,681	—	—	2,805,009	6,288	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,745,210	115	71,645	1,541,391	11,457	32,841
Dealer offsets to customer derivative positions	1,745,210	42,260	99	1,541,391	9,478	11,441
Risk participations	140,062	4	61	103,668	—	108
Mortgage banking - loan commitments	49,247	425	64	41,125	1,027	—
Mortgage banking - forward sales commitment	223,031	2,137	5	94,219	8	225
Bifurcated embedded derivatives	51,935	10,257	—	51,935	7,055	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	11,416	51,935	—	8,382
Total	4,006,630	55,198	83,290	3,425,664	29,025	52,997

Total derivatives	$4,832,311	$55,198	$83,290	$6,230,673	$35,313	$52,997

Total gross derivative instruments		$55,198	$83,290		$35,313	$52,997
Less: Amounts subject to master netting agreements		(134)	(134)		(7,917)	(7,917)
Less: Cash collateral received/pledged		(42,035)	(12,150)		(8,305)	(12,156)
Net amount		$13,029	$71,006		$19,091	$32,924

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United utilizes interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value of the hedges are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $780,000 of gains from AOCI into earnings related to its interest rate swap agreements.

During the first quarter of 2026, after providing redemption notice on the subordinated debt, United terminated the interest rate cap that had been designated as a hedge of that debt, because the redemption rendered the future cash flows no longer probable of occurring.

Fair Value Hedges of Interest Rate Risk
United uses interest rate derivatives to manage its exposure to changes in fair value attributable to changes in interest rates on certain of its fixed-rate financial instruments. During the third quarter of 2026, United de-designated (and subsequently terminated) certain portfolio layer hedges of AFS securities in advance of the securities sales that took place during the period. Upon de-designation of the hedge relationship, the cumulative portfolio layer basis adjustment of $6.50 million was allocated to the individual debt securities within the hedged portfolio and reclassified from AOCI into the amortized cost basis of those securities. For securities sold in the balance sheet repositioning, the allocated basis adjustment was included in the loss recognized on the sale. The allocated basis

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

adjustment related to retained securities of $1.96 million will be amortized as a yield adjustment to interest income over the remaining contractual lives of the underlying securities.

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on earnings for the periods indicated.

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2026	2025	2026	2025
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives	Interest revenue - securities	$33	$1,539	$207	$4,428
Gain (loss) recognized on derivative	Interest revenue - securities	3,174	(1,050)	11,325	(14,217)
Basis adjustment on securities sold	Securities (losses) gains, net	4,546	—	4,546	—
(Loss) gain recognized on hedged items	Interest revenue - securities	(3,133)	1,357	(11,371)	14,665
Net income recognized on AFS securities fair value hedges		$4,620	$1,846	$4,707	$4,876
Loans:
Amounts related to interest settlements on derivatives		$(36)	$(112)	$(2,552)	$(999)
Gain recognized on derivatives		4,458	1,098	14,503	310
(Loss) gain recognized on hedged items		(4,568)	(867)	(14,464)	502
Net (loss) gain recognized on loan fair value hedges	Interest revenue - loans, including fees	$(146)	$119	$(2,513)	$(187)

Cash flow hedges:
Long-term debt
Amounts related to interest settlements on derivatives (1)	Interest expense- long term debt	$163	$1,143	$1,106	$3,393
Gain on termination of hedge of subordinated debt	Other noninterest income	—	—	5,184	—
Net income recognized on cash flow hedges		$163	$1,143	$6,290	$3,393
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $119,000 and $353,000 for the three and nine months ended September 30, 2025, respectively, as well as $97,000 for the nine months ended September 30, 2026. The cash flow hedge was terminated during the first quarter of 2026 as a result of the redemption of the hedged subordinated debt.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at September 30, 2026 and December 31, 2025, were designated under the portfolio layer method.

(in thousands)	September 30, 2026			December 31, 2025
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$45,472	$(588)	$30,681	$971,854	$4,279	$785,009
Loans and leases held for investment	3,213,425	(9,131)	775,000	3,556,859	5,333	1,900,000
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

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2026	2025	2026	2025
Customer derivatives and dealer offsets	Other noninterest income	$1,185	$1,331	$3,725	$3,333
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	22	(21)	20	(25)
Mortgage banking derivatives	Mortgage loan gains and other related fees	1,776	(666)	2,906	(961)
Risk participations	Other noninterest income	(411)	165	(311)	340
		$2,572	$809	$6,340	$2,687

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

Note 7 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below.

(in thousands)	September 30, 2026	December 31, 2025
Core deposit intangible	$123,243	$106,984
Less: accumulated amortization	(73,569)	(64,221)
Net core deposit intangible (1)	49,674	42,763
Goodwill	977,241	925,119
Total goodwill and other intangible assets, net	$1,026,915	$967,882
(1) As intangible assets become fully amortized, they are excluded from balances presented.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in the carrying amount of goodwill for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$925,119	$925,119	$925,119	$907,090
Acquisition of Peach State (1)	52,122	—	52,122	—
Acquisition of ANB	—	—	—	18,029
Balance, end of period	$977,241	$925,119	$977,241	$925,119
(1) See Note 3 for additional details.

The estimated aggregate amortization expense for future periods for finite-lived intangibles is as follows:

(in thousands)
Year
Remainder of 2026	$3,474
2027	12,441
2028	10,212
2029	8,132
2030	6,159
Thereafter	9,256
Total	$49,674

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

United has processes in place to review the significant valuation inputs and to assess on a quarterly basis how instruments are classified within the valuation framework. Transfers into or out of fair value hierarchy levels are made as the observability of input assumptions change. During the nine months ended September 30, 2026, there were no changes to valuation approaches or techniques that warranted a hierarchy level change.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
September 30, 2026	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
U.S. Treasuries	$93,760	$—	$—	$93,760
AFS debt securities:
U.S. Treasuries	1,579,240	—	—	1,579,240
U.S. Government agencies & GSEs	—	686,538	—	686,538
State and political subdivisions	—	138,194	—	138,194
Residential MBS	—	1,944,257	—	1,944,257
Commercial MBS	—	1,451,949	—	1,451,949
Corporate bonds	—	81,807	497	82,304
Asset-backed securities	—	664,314	—	664,314
Mortgage loans held for sale	—	34,493	—	34,493
Mutual funds and other investments	17,003	25	—	17,028
Servicing rights for SBA/USDA loans	—	—	4,648	4,648
Residential mortgage servicing rights	—	—	50,107	50,107
Contingent consideration receivable	—	—	7,195	7,195
Derivative financial instruments	—	44,512	10,686	55,198
Total assets	$1,690,003	$5,046,089	$73,133	$6,809,225

Liabilities:
Deferred compensation plan liability	$17,013	$25	$—	$17,038
Derivative financial instruments	—	71,749	11,541	83,290
Total liabilities	$17,013	$71,774	$11,541	$100,328

(in thousands)
December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$493,755	$—	$—	$493,755
U.S. Government agencies & GSEs	—	298,350	—	298,350
State and political subdivisions	—	154,883	—	154,883
Residential MBS	—	1,690,332	—	1,690,332
Commercial MBS	—	692,087	—	692,087
Corporate bonds	—	136,176	492	136,668
Asset-backed securities	—	284,788	—	284,788
Equity securities	—	2,481	—	2,481
Mortgage loans held for sale	—	39,381	—	39,381
Mutual funds and other investments	16,343	140	—	16,483
Servicing rights for SBA/USDA loans	—	—	4,880	4,880
Residential mortgage servicing rights	—	—	41,231	41,231
Contingent consideration receivable	—	—	7,195	7,195
Derivative financial instruments	—	27,231	8,082	35,313
Total assets	$510,098	$3,325,849	$61,880	$3,897,827

Liabilities:
Deferred compensation plan liability	$16,345	$140	$—	$16,485
Derivative financial instruments	—	44,507	8,490	52,997
Total liabilities	$16,345	$44,647	$8,490	$69,482

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Level 3 Fair Value Measurements
The following table presents quantitative information about significant unobservable inputs related to United’s material categories of Level 3 financial instruments measured at fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	September 30, 2026		December 31, 2025
			Range	Weighted Average	Range	Weighted Average
Residential mortgage servicing rights	Discounted cash flow	Discount rate	8.3% - 15.4%	9.3%	9.5% - 12.5%	9.6%
		Prepayment rate	5.0 - 70.6	6.4	5.5 - 25.3	7.5
Derivative assets - mortgage	Internal model	Pull through rate	76.0 - 100	93.9	60.0 - 100	91.6
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	2026				2025
(in thousands)	Derivative Assets	Derivative Liabilities	Servicing Rights	Other	Derivative Assets	Derivative Liabilities	Servicing Rights	Other
Three Months Ended September 30,
Beginning balance	$9,711	$9,740	$49,429	$7,692	$9,130	$9,217	$44,483	$8,532
Additions	292	156	1,916	—	1,202	—	1,727	—
Sales and settlements	(1,168)	—	(1,094)	—	(1,464)	—	(807)	(811)
Fair value adjustments included in OCI	—	—	—	—	—	—	—	4
Fair value adjustments included in earnings	1,851	1,645	4,504	—	(458)	(511)	211	—
Ending balance	$10,686	$11,541	$54,755	$7,692	$8,410	$8,706	$45,614	$7,725

Nine Months Ended September 30,
Beginning balance	$8,082	$8,490	$46,111	$7,687	$11,656	$12,286	$43,991	$9,696
Additions	3,057	371	6,119	—	4,447	321	5,071	—
Sales and settlements	(3,532)	(2)	(3,252)	—	(4,059)	—	(2,426)	(1,984)
Fair value adjustments included in OCI	—	—	—	5	—	—	—	13
Fair value adjustments included in earnings	3,079	2,682	5,777	—	(3,634)	(3,901)	(1,022)	—
Ending balance	$10,686	$11,541	$54,755	$7,692	$8,410	$8,706	$45,614	$7,725

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Option
United records mortgage loans held for sale at fair value. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. The following tables present the fair value and outstanding principal balance of loans accounted for under the fair value option, as well as the gain or loss recognized from the change in fair value for the periods indicated.

Mortgage Loans Held for Sale
(in thousands)	September 30, 2026	December 31, 2025
Outstanding principal balance	$34,339	$38,187
Fair value	34,493	39,381

Losses from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Mortgage loan gains and other related fees	$(1,150)	$(270)	$(1,041)	$(449)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of September 30, 2026 and December 31, 2025, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2026
Loans held for investment	$—	$—	$18,796	$18,796

December 31, 2025
Loans held for investment	$—	$—	$19,216	$19,216

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2026
Assets:
Loans and leases, net	$18,809,052	$—	$—	$18,421,312	$18,421,312

Liabilities:
Deposits	24,887,857	—	24,884,044	—	24,884,044
Long-term debt	39,686	—	—	42,143	42,143

December 31, 2025
Assets:
HTM debt securities	$2,237,356	$19,039	$1,899,387	$—	$1,918,426
Loans and leases, net	19,173,888	—	—	18,651,481	18,651,481

Liabilities:
Deposits	23,798,430	—	23,790,107	—	23,790,107
Long-term debt	120,400	—	—	120,279	120,279

Note 9 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2026	2025	2026	2025
Realized net (losses) gains on AFS securities:
	$(366,101)	$49	$(365,970)	$341	Securities (losses) gains, net
	90,325	(13)	90,298	(83)	Income tax (benefit) expense
	$(275,776)	$36	$(275,672)	$258	Net of tax

Amortization of unrealized losses on HTM securities reclassified from AFS:
	$(1,226)	$(1,993)	$(4,762)	$(5,918)	Investment securities interest revenue
	306	471	1,353	1,400	Income tax (benefit) expense
	$(920)	$(1,522)	$(3,409)	$(4,518)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$163	$1,143	$1,106	$3,393	Long-term debt interest expense
Gain on terminated cash flow hedge	—	—	5,184	—	Other noninterest income
	163	1,143	6,290	3,393	Total before tax
	(40)	(289)	(1,588)	(857)	Income tax (benefit) expense
	$123	$854	$4,702	$2,536	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(13)	$17	$(39)	$51	Salaries and employee benefits expense
	3	(4)	10	(13)	Income tax (benefit) expense
	$(10)	$13	$(29)	$38	Net of tax

Total reclassifications for the period	$(276,583)	$(619)	$(274,408)	$(1,686)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net (loss) income	$(139,745)	$91,494	$60,182	$241,640
Dividends on preferred stock	—	(1,573)	—	(4,719)
Deemed dividend on redemption of preferred stock	—	(3,275)	—	(3,275)
Earnings and dividends allocated to participating securities	(243)	(507)	(639)	(1,356)
Net (loss) income available to common shareholders	$(139,988)	$86,139	$59,543	$232,290

Weighted average shares outstanding:
Basic	120,456	122,116	120,419	121,186
Effect of dilutive securities:
Stock options	—	63	45	69
Restricted stock units	—	73	190	48
Diluted	120,456	122,252	120,654	121,303

Net (loss) income per common share:
Basic	$(1.16)	$0.71	$0.49	$1.92
Diluted	$(1.16)	$0.70	$0.49	$1.91

Anti-dilutive awards	673	—	—	—

Note 11 – Regulatory Matters

As of September 30, 2026, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at September 30, 2026, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at September 30, 2026 and December 31, 2025, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.05%	13.44%	11.73%	12.34%
Tier 1 capital	6.0	8.0	13.05	13.44	11.73	12.34
Total capital	8.0	10.0	14.17	14.77	12.65	13.37
Leverage ratio	4.0	5.0	9.49	10.28	8.53	9.42

CET1 capital			$2,700,617	$2,824,732	$2,416,449	$2,582,475
Tier 1 capital			2,700,617	2,824,732	2,416,449	2,582,475
Total capital			2,931,417	3,104,806	2,605,670	2,797,549
Risk-weighted assets			20,693,934	21,019,967	20,600,693	20,931,562
Average total assets for the leverage ratio			28,448,787	27,469,241	28,325,171	27,401,675
(1) As of September 30, 2026 and December 31, 2025, the minimum ratios as presented were subject to an additional capital conservation buffer of 2.50%

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

The following table summarizes the contractual amount of significant off-balance sheet instruments as of the dates indicated.

(in thousands)	September 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,248,025	$4,732,083
Letters of credit	57,804	53,008

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

Note 13 - Long-term Debt and Other Borrowings

As of September 30, 2026, the Bank had no short-term borrowings outstanding. As of December 31, 2025, the Bank had short-term borrowings outstanding of $85.0 million, which consisted of federal funds purchased.

Long-term debt consisted of the following. All debt instruments are obligations of the Holding Company.

	September 30, 2026	December 31, 2025	Stated Maturity Date	Earliest Redemption Date	Interest Rate Type	Interest Rate at September 30, 2026
(dollars in thousands)
2027 subordinated debentures	$3,000	$—	2027	n/a	Fixed	7.00%
2032 subordinated debentures	10,000	—	2032	2027	Fixed to floating; becomes floating at earliest redemption date	6.25
2036 subordinated debentures	6,500	—	2036	2031	Fixed to floating; becomes floating at earliest redemption date	4.50
2028 subordinated debentures	—	100,000	2028	**	Floating
Total subordinated debentures	19,500	100,000

Tidelands Statutory Trust I	8,248	8,248	2036	*	Floating	5.72
Four Oaks Statutory Trust I	12,372	12,372	2036	*	Floating	5.51
Community First Capital Trust II	5,155	5,155	2035	*	Floating	5.66
Total trust preferred securities	25,775	25,775
Less net discount	(5,589)	(5,375)
Total long-term debt	$39,686	$120,400
 * Indicates currently redeemable. ** Redeemed at earliest redemption date in 2026.

Interest is currently paid at least semiannually for all subordinated debentures and trust preferred securities. Floating rate debentures accrue interest at 3-month Term SOFR plus a spread. Interest rates above exclude the effect of any cash flow hedges on hedged debt instruments. See Note 6 for additional detail.

During the second quarter of 2026, the Holding Company redeemed its $100 million 2028 subordinated debenture prior to maturity.

The 2027, 2032 and 2036 subordinated debentures were assumed by United when it acquired Peach State on August 1, 2026.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 14 - Common Stock

During the third quarter and first nine months of 2026, United repurchased, respectively, $50.4 million and $87.8 million of its common stock. Effective September 1, 2026, the Board approved an authorization to repurchase up to $100 million in common stock under the common stock repurchase program, in addition to the authorization remaining under the 2026 plan, resulting in a total remaining authorization to repurchase common stock of $113 million as of September 30, 2026. The common stock repurchase plan was also renewed through December 31, 2027.

In connection with the acquisition of Peach State, United issued $47.9 million in common stock. For additional details on the acquisition of Peach State, see Note 3.

Common dividends per share were $0.26 and $0.76, respectively, for the three and nine months ended September 30, 2026, compared to $0.25 and $0.73, respectively, for the three and nine months ended September 30, 2025.

Note 15 - Subsequent Events
In the fourth quarter of 2026, through November 2, 2026, United repurchased 288,866 shares of common stock for $10.7 million in accordance with its common stock repurchase program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2026 and December 31, 2025 and our results of operations for the three and nine months ended September 30, 2026 and 2025. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” beginning on page 4 of this Report and the risk factors discussed in our Item 1A. of our 2025 10-K and in Part II, Item IA. of this Report.

Unless the context otherwise requires, in this Report, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Non-GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our ongoing business operations. Operating performance measures include “noninterest income - operating,” “noninterest expense - operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” and “return on assets – operating,” and “efficiency ratio – operating.”

We have developed internal policies and procedures to accurately capture and account for merger-related and other charges we consider to be non-operating or non-recurring and those charges are reviewed with the Audit Committee of our Board each quarter. We use these non-GAAP measures because we believe they provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. We believe these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. Nevertheless, non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP. In addition, because non-GAAP measures are not standardized, it may not be possible to compare our non-GAAP measures to similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 17 of MD&A.
Executive Overview and Results of Operations

Overview

We offer a wide array of commercial and consumer banking services and investment advisory solutions through a network of 202 banking offices in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our SBA/USDA lending business operates throughout the United States. At September 30, 2026, we had consolidated total assets of $28.9 billion and 2,999 full-time equivalent employees.

Recent Developments
•On August 1, 2026, we acquired Peach State, headquartered in Gainesville, Georgia. Peach State operated two banking locations in Hall County, Georgia. In the acquisition, we acquired $754 million in assets, including $514 million in loans, and assumed $703 million in liabilities, including $678 million in deposits. See Note 3 in the Notes to the Financial Statements for further detail.
•On September 1, 2026, we completed the sale of Navitas, the bank’s equipment finance subsidiary, for total cash consideration of $2.03 billion, which resulted in a $62.2 million gain. With the sale, $1.95 billion of equipment financing receivables were sold, which represented substantially all of that portfolio. The sale reflects our strategic decision to focus on our core relationship banking business while reducing risk and enhancing liquidity and capital strength. See Note 3 in the Notes to the Financial Statements for further detail.

•In September 2026, following the sale of Navitas, United completed a strategic balance sheet repositioning designed to shorten the duration of our investment portfolio, thereby reducing interest rate risk, as well as improving future net interest revenue, net interest margin, and earnings performance. As part of the repositioning, we reclassified $2.16 billion in HTM debt securities to the AFS designation. We then sold $2.47 billion of certain lower-yielding investment AFS securities for a pre-tax loss of $366 million. The transaction was undertaken to accelerate the replacement of lower-yielding longer duration securities purchased during a lower interest rate environment with higher-yielding earning assets. See the Investment Securities section of MD&A of this Report for further details.
•During the third quarter and first nine months of 2026, we repurchased, respectively, $50.4 million and $87.8 million of our common stock. The third quarter repurchases effectively offset the shares issued in the acquisition of Peach State of $47.9 million. Additionally, effective September 1, 2026, our Board approved an incremental authorization to repurchase up to $100 million in common stock through December 31, 2027. Therefore, as of September 30, 2026, we had a total remaining authorization of $113 million.

Results of Operations

We reported a net loss and diluted loss per common share of $140 million and $1.16, respectively, for the third quarter of 2026, compared to net income of $91.5 million and diluted earnings per share of $0.70, respectively, for the same period in 2025. For the nine months ended September 30, 2026, we reported net income and diluted earnings per common share of $60.2 million and $0.49, respectively, compared to $242 million and $1.91, respectively, in the same period of 2025.

Net income - operating for the third quarter and first nine months of 2026 was $93.7 million and $265 million, respectively. Net income - operating for these periods notably excludes the $366 million pre-tax loss on the securities portfolio repositioning and the $62.2 million gain on the sale of Navitas. Net income - operating for the nine months ended September 30, 2026, also excludes the $38.5 million release of the equipment financing loan ACL as a result of the Navitas sale, a $6.70 million one-time payroll transition bonus and a $5.18 million gain on a terminated cash flow hedge. For further detail, see Table 17 of MD&A for the Non-GAAP Performance Measures Reconciliation.

FTE net interest revenue for the third quarter and first nine months of 2026 was $253 million and $729 million, respectively, compared to $235 million and $674 million, respectively, for the same periods of 2025. The increase in net interest revenue was mostly driven by decreases in deposit interest expense, in addition to interest revenue from recent acquisitions and core business growth. Net interest margin for the third quarter and first nine months of 2026 increased to 3.68% and 3.67%, respectively, from 3.58% and 3.48%, respectively, for the comparable 2025 periods. The increases in net interest margin were primarily due to the larger decrease in interest rates paid on deposits compared to the decrease in interest rates earned on loans. The decrease in rates resulted from aggregate reductions of 75 basis points in the federal funds rate over the past year through mid-September 2026 when the federal funds rate increased 25 basis points. See the net interest revenue discussion of MD&A for further details.

Negative noninterest income of $263 million and $181 million, respectively, for the third quarter and first nine months of 2026 reflects securities losses related to the securities portfolio repositioning, partly offset by the gain on the sale of Navitas previously discussed. The nine months ended September 30, 2026, also includes a $5.18 million gain on a terminated cash flow hedge in the first quarter.

We recorded a provision for credit losses of $10.0 million for the third quarter of 2026 and a negative provision of $8.94 million for the first nine months of 2026. The negative provision reflects the release of the ACL related to the equipment finance portfolio upon its transfer to held for sale in the second quarter of 2026.

Noninterest expenses of $162 million and $479 million in the third quarter and first nine months of 2026, respectively, were up 8% and 9%, respectively, compared to the same periods of 2025. Salaries and employee benefits expense was the primary driver of the increase, mostly due to an increase in salaries, which reflects our current strategy to hire additional revenue producers and annual merit increases that went into effect April 1, 2026, higher incentive compensation and higher group medical costs. The nine months ended September 30, 2026, also includes a $6.70 million first quarter one-time payroll transition bonus paid to employees when we began paying employees bi-weekly in arrears. The acquisition of Peach State contributed to the increase in noninterest expenses for the third quarter and first nine months of 2026 and the acquisition of ANB, which occurred on May 1, 2025, also contributed to the increase in noninterest expenses over the nine months ended September 30, 2025.

Results for the third quarter and first nine months of 2026 are discussed in further detail throughout the following sections of MD&A.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights

(dollars in thousands, except per share data)	2026			2025		Third Quarter 2026 - 2025 Change	For the Nine Months Ended September 30,		YTD Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2026	2025
INCOME SUMMARY
Interest revenue	$362,560	$344,371	$333,961	$346,367	$353,850		$1,040,892	$1,036,572
Interest expense	111,354	103,471	101,197	108,441	120,221		316,022	365,391
Net interest revenue	251,206	240,900	232,764	237,926	233,629	8%	724,870	671,181	8%
Noninterest income	(263,172)	38,380	43,746	40,462	43,219	n/m	(181,046)	113,583	n/m
Total revenue	(11,966)	279,280	276,510	278,388	276,848	n/m	543,824	784,764	(31)
Provision for credit losses	10,013	(29,803)	10,853	13,662	7,907	n/m	(8,937)	35,144	n/m
Noninterest expense	162,241	159,915	157,302	152,048	150,868	8	479,458	439,886	9
Income (loss) before income tax expense	(184,220)	149,168	108,355	112,678	118,073	n/m	73,303	309,734	(76)
Income tax (benefit) expense	(44,475)	33,530	24,066	26,223	26,579	n/m	13,121	68,094	(81)
Net (loss) income	(139,745)	115,638	84,289	86,455	91,494	n/m	60,182	241,640	(75)
Non-operating items	310,380	(37,582)	508	606	3,468		273,306	9,598
Income tax related to non-operating items	(76,932)	8,347	(113)	(133)	(751)		(68,698)	(2,079)
Net income - operating (1)	$93,703	$86,403	$84,684	$86,928	$94,211	(1)	$264,790	$249,159	6

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$(1.16)	$0.95	$0.69	$0.70	$0.70	n/m	$0.49	$1.91	(74)
Diluted net income - operating (1)	0.77	0.71	0.70	0.71	0.75	3	2.18	2.00	9
Cash dividends declared	0.26	0.25	0.25	0.25	0.25	4	0.76	0.73	4
Book value	29.27	31.27	30.54	30.17	29.44	(1)	29.27	29.44	(1)
Tangible book value (3)	20.80	23.31	22.56	22.24	21.59	(4)	20.80	21.59	(4)
Key performance ratios:
Return on common equity - GAAP (2)(4)	(14.85)%	12.56%	9.35%	9.48%	9.20%		2.18%	8.53%
Return on common equity - operating (1)(2)(4)	9.95	9.39	9.39	9.53	9.83		9.58	8.92
Return on tangible common equity - operating (1)(2)(3)(4)	13.90	12.98	13.05	13.31	13.56		13.32	12.57
Return on assets - GAAP (4)	(1.89)	1.63	1.22	1.21	1.29		0.28	1.16
Return on assets - operating (1)(4)	1.27	1.22	1.22	1.22	1.33		1.24	1.19
Net interest margin (FTE) (4)	3.68	3.68	3.65	3.62	3.58		3.67	3.48
Efficiency ratio - GAAP	n/m	57.01	56.66	54.40	54.30		n/m	55.86
Efficiency ratio - operating (1)	53.11	56.69	55.65	54.19	53.05		55.12	54.64
Equity to total assets	12.14	12.89	12.97	12.99	12.78		12.14	12.78
Tangible common equity to tangible assets (3)	8.95	9.94	9.92	9.92	9.71		8.95	9.71

ASSET QUALITY
NPAs	$81,270	$103,387	$98,623	$93,498	$97,916	(17)	$81,270	$97,916	(17)
ACL - loans	179,143	168,705	208,396	210,429	215,791	(17)	179,143	215,791	(17)
Net charge-offs	3,973	7,864	10,377	16,418	7,676	(48)	22,214	25,508	(13)
ACL - loans to loans	0.94%	0.94%	1.06%	1.09%	1.13%		0.94%	1.13%
Net charge-offs to average loans (4)	0.09	0.16	0.22	0.34	0.16		0.15	0.18
NPAs to total assets	0.28	0.36	0.35	0.33	0.35		0.28	0.35

AT PERIOD END ($ in millions)
Loans held for investment	$18,988	$18,024	$19,602	$19,384	$19,175	(1)	$18,988	$19,175	(1)
Investment securities	6,641	6,377	5,889	5,988	6,163	8	6,641	6,163	8
Total assets	28,882	29,051	28,177	28,003	28,143	3	28,882	28,143	3
Deposits	24,888	23,724	24,025	23,798	24,021	4	24,888	24,021	4
Shareholders’ equity	3,507	3,745	3,655	3,639	3,597	(3)	3,507	3,597	(3)
Common shares outstanding (thousands)	119,827	119,764	119,684	120,598	121,553	(1)	119,827	121,553	(1)
(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on page 53. (2) Net income less preferred stock dividends, divided by average common equity. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

Net Interest Revenue

For the three months ended:

FTE net interest revenue for the third quarter of 2026 was $253 million, an increase of $17.9 million from the same period in 2025. Net interest spread and net interest margin were 2.94% and 3.68%, respectively, increases of 21 and 10 basis points, respectively, compared to the third quarter of 2025. Interest revenue on interest-earning assets contributed $9.00 million of the increase, which was provided by the increase in average loans of $787 million and an increase in average other interest-earning assets of $401 million compared to the third quarter of 2025. Average other interest-earning assets consists mostly of balances held on deposit at the Federal Reserve Bank. The increase in average loans was primarily driven by loan growth, including $514 million in loans acquired from Peach State on August 1, 2026. The increase in our average interest-earning cash of $413 million resulted from the $1.99 billion of sales proceeds from the Navitas sale on September 1, 2026 and proceeds from investment securities sales during September of 2026 as part of our balance sheet repositioning strategy. Much of the cash was redeployed into higher-yielding investment securities and to the repayment of FHLB advances.

Interest expense decreased $8.87 million, driven mostly by the decrease in deposit interest expense of $14.9 million, which primarily resulted from the decrease in rates paid on deposits over the last year, and is discussed further below. The reduction in deposit interest expense was partly offset by a $6.01 million net increase in interest expense on borrowed funds, largely driven by higher average short-term borrowings and FHLB advances, partly offset by a decrease in interest expense on long-term debt. During the second and third quarters of 2026, we utilized short-term borrowings and FHLB advances to fund securities purchases in anticipation of the expected influx of cash from the Navitas sale. Our average long-term debt decreased $122 million compared to the third quarter of 2025, as we repaid $135 million in senior and subordinated debentures since September 30, 2025.

The interest rate environment changes over the past year through mid-September 2026 included aggregate reductions of 75 basis points in the federal funds rate, which drove decreases in funding costs, and to a lesser extent, loan yields for much of the last 12 months. In mid-September 2026, the federal funds rate increased 25 basis points. The changes in rates over the past year drove much of the increases in net interest spread and net interest margin.

For the nine months ended:

FTE net interest revenue for the first nine months of 2026 and 2025 was $729 million and $674 million, respectively. For the first nine months of 2026, our net interest spread increased 31 basis points and our net interest margin increased 19 basis points compared to the same period of 2025. Changes in net interest revenue and related metrics for the nine months ended 2026 were a result of the same factors affecting the three months ended.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(dollars in thousands, (FTE))

	2026			2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$19,797,609	$302,229	6.06%	$19,010,663	$297,725	6.21%
Taxable securities (3)	6,318,792	52,839	3.34	6,217,693	51,522	3.31
Tax-exempt securities (FTE) (1)(3)	259,744	2,052	3.16	351,528	2,249	2.56
Other interest-earning assets	814,949	6,761	3.29	413,678	3,389	3.25
Total interest-earning assets (FTE)	27,191,094	363,881	5.32	25,993,562	354,885	5.42

Noninterest-earning assets:
Allowance for credit losses	(174,371)			(220,805)
Cash and due from banks	141,941			206,772
Premises and equipment	409,860			397,490
Other assets (3)	1,773,946			1,664,648
Total assets	$29,342,470			$28,041,667

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,673,191	27,877	1.95	$5,825,997	35,050	2.39
Money market	7,252,005	45,747	2.50	6,907,894	50,661	2.91
Savings	1,096,916	489	0.18	1,107,509	641	0.23
Time	3,717,565	29,060	3.10	3,656,172	31,602	3.43
Brokered time deposits	50,699	425	3.33	50,529	521	4.09
Total interest-bearing deposits	17,790,376	103,598	2.31	17,548,101	118,475	2.68
Federal funds purchased and other borrowings	270,956	2,546	3.73	2,284	25	4.34
Federal Home Loan Bank advances	479,674	4,684	3.87	—	—	—
Long-term debt	33,414	526	6.25	155,197	1,721	4.40
Total borrowed funds	784,044	7,756	3.92	157,481	1,746	4.40
Total interest-bearing liabilities	18,574,420	111,354	2.38	17,705,582	120,221	2.69

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,594,562			6,366,723
Other liabilities	439,078			334,443
Total liabilities	25,608,060			24,406,748
Shareholders' equity	3,734,410			3,634,919
Total liabilities and shareholders' equity	$29,342,470			$28,041,667

Net interest revenue (FTE)		$252,527			$234,664
Net interest-rate spread (FTE)			2.94%			2.73%
Net interest margin (FTE) (4)			3.68%			3.58%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $1.32 million and $1.04 million, respectively, for the three months ended September 30, 2026 and 2025. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued.
(3)Unrealized gains and losses on AFS securities, including those related to the reclassified from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $207 million in 2026 and $223 million in 2025 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,
(dollars in thousands, (FTE))

	2026			2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$19,641,031	$885,136	6.03%	$18,632,384	$859,678	6.17%
Taxable securities (3)	6,077,529	141,969	3.11	6,480,641	162,885	3.35
Tax-exempt securities (FTE) (1)(3)	315,238	6,480	2.74	354,115	6,730	2.53
Other interest-earning assets	495,951	10,957	2.95	422,123	10,288	3.26
Total interest-earning assets (FTE)	26,529,749	1,044,542	5.26	25,889,263	1,039,581	5.37

Non-interest-earning assets:
Allowance for loan losses	(200,588)			(217,050)
Cash and due from banks	163,633			210,027
Premises and equipment	399,958			397,395
Other assets (3)	1,720,642			1,637,493
Total assets	$28,613,394			$27,917,128

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,759,773	84,124	1.95	$6,002,702	109,396	2.44
Money market	6,956,477	127,596	2.45	6,713,585	149,805	2.98
Savings	1,093,764	1,452	0.18	1,133,078	2,722	0.32
Time	3,677,005	85,198	3.10	3,545,792	93,029	3.51
Brokered time deposits	53,843	1,360	3.38	50,488	1,593	4.22
Total interest-bearing deposits	17,540,862	299,730	2.28	17,445,645	356,545	2.73
Federal funds purchased and other borrowings	182,712	5,097	3.73	29,865	1,215	5.44
Federal Home Loan Bank advances	299,963	8,667	3.86	12,824	433	4.51
Long-term debt	68,443	2,528	4.94	215,440	7,198	4.47
Total borrowed funds	551,118	16,292	3.95	258,129	8,846	4.58
Total interest-bearing liabilities	18,091,980	316,022	2.34	17,703,774	365,391	2.76

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,428,647			6,304,792
Other liabilities	397,842			350,211
Total liabilities	24,918,469			24,358,777
Shareholders' equity	3,694,925			3,558,351
Total liabilities and shareholders' equity	$28,613,394			$27,917,128

Net interest revenue (FTE)		$728,520			$674,190
Net interest-rate spread (FTE)			2.92%			2.61%
Net interest margin (FTE) (4)			3.67%			3.48%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $3.65 million and $3.01 million, respectively, for the nine months ended September 30, 2026 and 2025. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized gains and losses on AFS securities, including those related to the reclassified from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $192 million and $244 million in 2026 and 2025, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Service charges and fees:
Overdraft fees	$3,903	$3,573	$330	9%	$10,534	$9,894	$640	6%
ATM and debit card fees	4,037	4,232	(195)	(5)	11,637	11,987	(350)	(3)
Other service charges and fees	3,700	3,595	105	3	9,389	9,176	213	2
Total service charges and fees	11,640	11,400	240	2	31,560	31,057	503	2
Mortgage loan gains and related fees	10,714	7,098	3,616	51	25,523	18,590	6,933	37
Wealth management fees	4,897	4,757	140	3	14,458	13,622	836	6
Net gains on sales of other loans	63,222	2,385	60,837	n/m	66,062	5,776	60,286	n/m
Lending and loan servicing fees	3,332	4,235	(903)	(21)	11,401	12,090	(689)	(6)
Securities (losses) gains, net	(366,101)	49	(366,150)	n/m	(365,970)	341	(366,311)	n/m
Other noninterest income:
Customer derivative fees	939	1,454	(515)	(35)	3,678	3,611	67	2
Trading securities losses	(4,892)	—	(4,892)	n/m	(6,870)	—	(6,870)	n/m
Other investment income	2,430	2,233	197	9	6,051	2,304	3,747	163
BOLI	4,763	3,557	1,206	34	9,006	7,692	1,314	17
Treasury management income	2,685	2,197	488	22	7,598	6,155	1,443	23
Other	3,199	3,854	(655)	(17)	16,457	12,345	4,112	33
Total other noninterest income	9,124	13,295	(4,171)	(31)	35,920	32,107	3,813	12
Total noninterest income	$(263,172)	$43,219	$(306,391)	(709)	$(181,046)	$113,583	$(294,629)	(259)

The increase in mortgage loan gains and related fees for the three and nine months ended September 30, 2026, compared to the same periods of 2025 was primarily a result of an increase in mortgage servicing income of $4.35 million and $6.49 million, respectively, which was mostly driven by positive fair value adjustments to our mortgage servicing asset. During the first quarter of 2026, we began an economic hedging strategy utilizing a trading securities portfolio, with the intention of offsetting the impact of the changes in the fair value of our mortgage servicing asset with the gains or losses on trading securities. During the three and nine months ended September 30, 2026, we recognized $4.89 million and $6.87 million, respectively, in losses on trading securities, which is included in other noninterest income on the consolidated statements of income.

Net gains on sales of other loans for the three and nine months ended September 30, 2026, includes the $62.2 million gain on the sale of Navitas. Excluding that gain, the decrease in net gains on sales of other loans is primarily driven by our strategic decision to retain more SBA/USDA loan production throughout 2026.

Securities losses for the three and nine months ended September 30, 2026, reflects the $366 million of pre-tax losses on security sales executed as part of our strategic balance sheet repositioning. See the Investment section in MD&A for further detail.

The increase in other investment income for the three and nine months ended September 30, 2026, reflects higher earnings on our limited partnership investments. Other investment income for the third quarter of 2026 was offset by lower earnings on fintech and mutual fund investments compared to the third quarter of 2025. Our other investment portfolio includes mutual funds, equity securities, fintech and other limited partnership investments. Gains and losses from these investments are generally unrealized.

The increase in BOLI income for the three months and nine months ended September 30, 2026, was driven by higher death benefit claims recognized compared with the same periods of 2025.

The increase in other noninterest income for the nine months ended September 30, 2026 was primarily driven by the $5.18 million gain on the termination of an interest rate cap accounted for as a cash flow hedge of our $100 million subordinated debt, for which redemption notice was provided in the first quarter of 2026 and which was then subsequently redeemed on April 30, 2026.

Provision for Credit Losses

We recorded a provision for credit losses of $10.0 million for the three months ended September 30, 2026, and a negative provision of $8.94 million for the nine months ended September 30, 2026, compared to provision expense of $7.91 million and $35.1 million, respectively, for the same periods of 2025. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The negative provision recorded during the nine months ended September 30, 2026, reflects a $38.5 million reversal of ACL associated with the equipment financing portfolio, substantially all of which was transferred to held-for-sale in the second quarter of 2026 in anticipation of the pending sale of Navitas, which subsequently closed on September 1, 2026. Additional discussion on credit quality and the ACL is included in the “Allowance for Credit Losses” section of MD&A in this Report.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated.

Table 5 - Noninterest Expense
(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries and employee benefits	$96,443	$90,667	$5,776	6%	$293,934	$261,931	$32,003	12%
Communications and equipment	14,127	13,937	190	1	41,972	40,968	1,004	2
Occupancy	11,184	11,502	(318)	(3)	34,141	33,366	775	2
Advertising and public relations	2,485	2,053	432	21	7,590	6,815	775	11
Postage, printing and supplies	2,515	2,735	(220)	(8)	8,016	7,791	225	3
Professional fees	7,420	6,282	1,138	18	19,864	17,822	2,042	11
Lending and loan servicing expense	2,231	2,428	(197)	(8)	7,918	6,745	1,173	17
Outside services - electronic banking	3,849	3,543	306	9	10,963	9,876	1,087	11
FDIC assessments and other regulatory charges	4,900	4,846	54	1	11,496	14,233	(2,737)	(19)
Amortization of intangibles	3,348	3,313	35	1	9,349	9,891	(542)	(5)
Merger-related and other charges	6,509	3,468	3,041	n/m	8,277	9,598	(1,321)	n/m
Other	7,230	6,094	1,136	19	25,938	20,850	5,088	24
Total noninterest expense	$162,241	$150,868	$11,373	8	$479,458	$439,886	$39,572	9

The increase in salaries and employee benefits for the three and nine months ended September 30, 2026 was mostly driven by increases in salaries, performance-related incentives and stock compensation, as well as higher group insurance costs. The increase in salaries was driven by our current hiring strategy of onboarding experienced and proven revenue producers, which has resulted in over 40 such producers having been added since the third quarter of 2025. At September 30, 2026 and 2025, we had 2,999 and 3,058 full-time equivalent employees, which reflects the reduction resulting from the Navitas sale, partially offset by the addition of Peach State employees. The increase in salaries and employee benefits for the nine months ended September 30, 2026 also reflects the $6.70 million first quarter one-time payroll transition bonus. That bonus was paid to bridge the gap in payroll dates due to the transition from a semi-monthly to a bi-weekly payroll cycle in arrears.

The decrease in FDIC assessments and other regulatory charges for the nine months ended September 30, 2026 reflects a $1.89 million accrual reversal of the FDIC special assessment related to certain 2023 bank failures, as the FDIC announced it no longer intended to collect the remainder of the assessment.

The increase in professional fees for the three and nine months ended September 30, 2026 was primarily attributable to higher legal fees compared to the same periods of 2025, in part driven by the Navitas California lender licensing issue discussed below, as well as other non-recurring expenses.

Merger-related and other charges for the three and nine months ended September 30, 2026 mostly consists of expenses related to the Peach State acquisition, the Navitas sale and branch closure costs. Merger-related and other charges for the three and nine months ended September 30, 2025 include merger-related costs related to the ANB merger, which closed May 1, 2025.

During the second quarter of 2026, we reached a settlement with the state of California related to a dispute regarding lending license requirements for Navitas. We agreed to settle the matter for approximately $4.08 million, which was the primary driver of the increase in other noninterest expense for the nine months ended September 30, 2026. Related legal fees of $421,000 were recorded in the second quarter of 2026, which contributed to the increase in professional fees for the nine months ended September 30, 2026.

Income Tax Expense

The following table presents income tax expense and the effective tax rate for the periods indicated.

Table 6 - Income Tax Expense
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Loss) income before income taxes	$(184,220)	$118,073	$73,303	$309,734
Income tax (benefit) expense	(44,475)	26,579	13,121	68,094
Effective tax rate	24.1%	22.5%	17.9%	22.0%

The effective tax rate for the three months ended September 30, 2026, reflects the tax effects of both the securities sales and the gain on the sale of Navitas, both of which were recognized during the quarter. The effective tax rate for the nine months ended September 30, 2026, results from the benefit from the securities losses being applied at the blended federal and state statutory rates, which is higher than our effective tax rate mostly due to the impact of tax exempt revenue.

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

Loans Held for Investment

As of September 30, 2026, loans held for investment totaled $19.0 billion, compared to $19.4 billion at December 31, 2025. During 2026, we acquired $520 million of loans in the Peach State transaction, after the reclassification of the credit related purchase discount to the ACL, and we sold $1.95 billion in equipment financing loans with the Navitas sale. Excluding these transactions and the growth in equipment finance loans in 2026 prior to the sale of Navitas, we had organic loan growth of $932 million from December 31, 2025, which we believe is reflective of one of our current key initiatives to onboard experienced and proven revenue producers, having hired over 40 since the third quarter of 2025.

Allowance for Credit Losses

The ACL reflects our assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. See the Critical Accounting Estimates section of MD&A in our 2025 10-K for additional information on the ACL.

The ACL for loans at September 30, 2026 totaled $179 million compared to $210 million at December 31, 2025 and the ACL for loans as a percentage of total loans held for investment decreased to 0.94% from 1.09%. The decrease in the ACL was primarily attributable to the release of the ACL on the equipment financing loans sold in the Navitas transaction. As the equipment financing loans carried a higher projected loss rate, the ACL coverage ratio decreased in correlation with the release of the ACL on those loans. The ACL as of September 30, 2026, also reflects the initial ACL of $5.87 million on loans acquired in the Peach State transaction. The ACL for the remainder of the loan portfolio increased approximately 5%, mostly due to loan growth. Our ACL for unfunded commitments, which totaled $21.1 million, increased $6.00 million compared to December 31, 2025, due to an increase in our construction commitments combined with a higher modeled loss rate, as well as the addition of Peach State’s unfunded commitments.

The following tables provide information on loans and the ACL for the periods indicated. See Note 5 in the Notes to the Consolidated Financial Statements for further information on loans and the ACL.

Table 7 - Loan Portfolio Composition and ACL Allocation
(dollars in thousands)

	September 30, 2026				December 31, 2025
	Loans	% of portfolio	ACL	ACL to Loans	Loans	% of portfolio	ACL	ACL to Loans
Owner occupied CRE	$4,336,019	23%	$33,121	0.76%	$3,949,898	20%	$24,888	0.63%
Income producing CRE	5,216,693	27	40,627	0.78	5,032,342	26	44,071	0.88
Commercial & industrial	2,976,297	16	45,894	1.54	2,696,291	14	43,269	1.60
Commercial construction & land	1,360,067	7	15,490	1.14	997,802	5	8,286	0.83
Equipment financing	—	—	—	—	1,847,999	10	45,852	2.48
Total commercial	13,889,076	73	135,132	0.97	14,524,332	75	166,366	1.15
Residential mortgage	3,198,097	17	26,818	0.84	3,157,017	16	29,241	0.93
Home equity	1,503,704	8	13,371	0.89	1,319,474	7	11,849	0.90
Residential construction & land	211,222	1	2,212	1.05	190,625	1	1,799	0.94
Consumer	195,227	1	1,610	0.82	187,536	1	1,174	0.63
Total (1)	$18,997,326		$179,143	0.94	$19,378,984		$210,429	1.09
(1) Loans presented exclude fair value hedge basis adjustments.

The following table provides a summary of net charge-offs to average loans for the periods indicated.

Table 8 - Net Charge-offs to Average Loans Held for Investment
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net charge-offs (recoveries)
Owner occupied CRE	$837	$2,497	$(1,944)	$3,093
Income producing CRE	(17)	(106)	(45)	1,545
Commercial & industrial	2,281	(1,132)	12,449	2,342
Commercial construction	(23)	491	(39)	442
Equipment financing	—	5,487	9,532	15,492
Residential mortgage	84	(259)	274	53
Home equity	(141)	19	(219)	(115)
Residential construction	107	12	113	222
Consumer	845	667	2,093	2,434
Total net charge-offs	$3,973	$7,676	$22,214	$25,508

Average loans held for investment
Owner occupied CRE	$4,259,546	$3,596,119	$4,091,935	$3,465,214
Income producing CRE	5,071,945	4,558,960	5,012,377	4,518,396
Commercial & industrial	2,867,277	2,547,228	2,794,281	2,502,676
Commercial construction	1,250,736	1,759,235	1,146,502	1,712,303
Equipment financing	—	1,771,095	1,234,929	1,716,466
Residential mortgage	3,198,234	3,203,555	3,153,482	3,218,995
Home equity	1,443,025	1,206,131	1,376,241	1,135,693
Residential construction	217,675	178,286	198,319	176,550
Consumer	194,034	190,054	189,516	186,091
Total average loans HFS	$18,502,472	$19,010,663	$19,197,582	$18,632,384

Net charge-offs to average loans held for investment (1)
Owner occupied CRE	0.08%	0.28%	(0.06)%	0.12%
Income producing CRE	—	(0.01)	—	0.05
Commercial & industrial	0.32	(0.18)	0.60	0.13
Commercial construction	(0.01)	0.11	—	0.03
Equipment financing	—	1.23	1.03	1.21
Residential mortgage	0.01	(0.03)	0.01	—
Home equity	(0.04)	0.01	(0.02)	(0.01)
Residential construction	0.20	0.03	0.08	0.17
Consumer	1.73	1.39	1.48	1.75
Total	0.09	0.16	0.15	0.18
(1) Annualized.

Nonperforming Assets

NPAs include nonaccrual loans, OREO and repossessed assets. The table below summarizes NPAs for the periods indicated. The decrease since December 31, 2025, was driven primarily by the sale of Navitas, reflected in the decrease in equipment financing nonaccrual loans shown below.

Table 9 - NPAs
(dollars in thousands)

	September 30, 2026	December 31, 2025	$ Change

Nonaccrual loans:
Owner occupied CRE	$12,002	$11,165	$837
Income producing CRE	10,880	11,488	(608)
Commercial & industrial	16,585	18,294	(1,709)
Commercial construction & land	106	18	88
Equipment financing	—	10,383	(10,383)
Total commercial	39,573	51,348	(11,775)
Residential mortgage	31,444	32,423	(979)
Home equity	6,060	5,247	813
Residential construction & land	281	1,079	(798)
Consumer	962	1,001	(39)
Total nonaccrual loans	78,320	91,098	(12,778)
OREO and repossessed assets	2,950	2,400	550
Total NPAs	$81,270	$93,498	$(12,228)

Nonaccrual loans held for investment as a percentage of total loans held for investment	0.41%	0.47%
NPAs as a percentage of total assets	0.28	0.33

ACL - loans to nonaccrual loans coverage ratio	2.29	2.31

Concentration Considerations

Commercial loans make up 73% of our loan portfolio, which as of September 30, 2026, includes owner occupied and income producing real estate, commercial and industrial and commercial construction and land.

Approximately 83% of our loan portfolio is secured by real estate and therefore can be affected by changes in real estate valuation.

Non-owner occupied CRE loans
The following table provides industry concentrations of our non-owner occupied CRE loans, which include the income producing CRE portfolio and non-owner occupied commercial construction loans as of the dates indicated.

Table 10 - Industry Concentrations of Non-Owner Occupied CRE Loans
(dollars in thousands)

	September 30, 2026		December 31, 2025
	Total	% of loans in category	Total	% of loans in category
Retail	$1,438,301	23%	$1,338,882	23%
Office	1,043,492	16	898,359	15
Multifamily	898,228	14	889,579	15
Warehouse and industrial	749,829	12	656,749	11
Hotel	437,384	7	487,467	8
Builder finance	405,565	6	360,698	6
Rental 1-4 family	379,660	6	325,105	6
Self storage	371,113	6	296,583	5
Other	320,841	5	265,937	5
Senior care	150,394	2	204,558	3
Land	173,007	3	155,956	3
Total	$6,367,814	100%	$5,879,873	100%

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

At September 30, 2026 and December 31, 2025, we had sufficient liquid funds and qualifying collateral to support additional borrowings, which are detailed in the table below.

Table 11 - Liquid Funds and Unused Borrowing Capacity
(in thousands)
	September 30, 2026	December 31, 2025
Available liquid funds:
Cash and cash equivalents	$781,605	$395,754

Unused Borrowing Capacity (1):
FHLB	2,186,277	2,006,045
Federal Reserve - Discount Window	1,918,351	2,347,191

Unpledged securities available as collateral for additional borrowings	4,407,013	3,007,534
Total available funds	$9,293,246	$7,756,524
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
In the opinion of management, our liquidity position at September 30, 2026 was sufficient to meet our expected cash flow requirements for the foreseeable future.

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

Table 12 - AFS and HTM Investment Securities
(dollars in thousands)

	September 30, 2026		December 31, 2025
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$6,546,796	100%	$3,750,863	63%	$2,795,933
HTM	—	—	2,237,356	37	(2,237,356)
Total AFS and HTM investment securities	$6,546,796		$5,988,219		$558,577

AFS and HTM investment securities as a % of total assets	23%		21%
Weighted average life	4.6 years		5.4 years
Swap adjusted effective duration	2.0%		3.5%
Effective duration	2.0		3.8

In September 2026, following the sale of Navitas, we completed a strategic balance sheet repositioning transaction designed to shorten the duration of our investment securities portfolio, thereby reducing interest rate risk, as well as improving future net interest revenue, net interest margin, and earnings performance. As part of the repositioning, we reclassified $2.16 billion in HTM debt securities to AFS. We then sold approximately $2.47 billion of certain lower-yielding investment securities for a pre-tax loss of $366 million. The transaction was undertaken to accelerate the replacement of long duration, lower-yielding securities acquired during a lower interest rate environment with higher-yielding earning assets.

The sold securities carried a weighted average yield of 2.16% and a weighted average effective duration of approximately 5.2 years. We initially redeployed the proceeds from both the Navitas sale and the balance sheet repositioning primarily into cash and short-duration securities, reducing its interest rate risk profile and aiming to improve its future earnings profile. Over time, we intend to remix a portion of the balance sheet from securities into higher yielding organic loan growth.
We utilize fair value hedges on a portion of our AFS securities portfolio in order to mitigate the impact of potential future unrealized losses on our tangible common equity. Gains and losses related to the hedge and hedged item are reflected in investment securities interest income. The changes in the fair value of the hedge and the hedged item substantially offset each other. During the third quarter of 2026, in connection with the sales of the securities discussed above, we terminated all but one fair value hedge on the AFS securities. See Note 6 in the Notes to the Consolidated Financial Statements further detail on derivatives.
See Note 4 in the Notes to the Consolidated Financial Statements for additional detail on investment securities.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts. Since December 31, 2025, customer deposits increased $1.09 billion, which was partly attributable to the deposits assumed in the Peach State acquisition, which totaled $678 million as of the acquisition date. As of September 30, 2026, we had approximately $10.0 billion of uninsured deposits, of which $2.80 billion was collateralized by investment securities.

Table 13 - Deposits
(dollars in thousands)

	September 30, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$6,751,068	27%	$6,252,252	26%
NOW and interest-bearing demand	5,762,468	23	5,969,864	25
Money market and savings	8,469,729	34	7,781,861	33
Time	3,733,490	15	3,619,189	15
Total customer deposits	24,716,755	99	23,623,166	99
Brokered deposits	171,102	1	175,264	1
Total deposits	$24,887,857		$23,798,430

Borrowing Activities

At September 30, 2026 and December 31, 2025, the Holding Company had long-term debt outstanding of $39.7 million and $120 million, respectively, which included subordinated debt and trust preferred securities. On April 30, 2026, we redeemed $100 million in principal amount of subordinated debentures prior to maturity. On August 1, 2026, we assumed $19.5 million of subordinated debentures from the Peach State merger. At June 30, 2026, we had $800 million of FHLB advances and $360 million in short-term borrowings outstanding, which were utilized to facilitate securities purchases and fund loan growth. In the third quarter, those borrowings were repaid with the proceeds from the sale of Navitas. At September 30, 2026, we had no FHLB advances or short-term borrowings outstanding.

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

The following table presents our estimated interest sensitivity position at the dates indicated. The scenario results presented assume parallel movements in the yield curve, which may differ from actual future curve behavior. This presentation generally assumes no change in balance sheet size or composition.

Table 14 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2026		December 31, 2025
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.91%	2.61%	0.52%	0.66%
100 basis point increase	1.61	1.63	0.41	0.39
100 basis point decrease	(2.31)	(2.27)	(0.81)	(0.69)
200 basis point decrease	(4.71)	(3.73)	(2.06)	(1.35)

The changes in the interest rate sensitivity scenario results presented above since December 31, 2025 were primarily driven by the balance sheet repositioning initiated during September 2026. As part of the repositioning, we sold fixed-rate, longer duration assets and reinvested in floating-rate, lower duration assets, the effect of which is reflected in the results presented for September 30, 2026.

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

Shareholders’ Equity Highlights

Shareholders’ equity at September 30, 2026, was $3.51 billion, a decrease of $131 million from December 31, 2025, which reflects other comprehensive loss of $69.0 million, common stock repurchases of $87.8 million, which were partially offset by $47.9 million in shares issued in the Peach State merger, and dividends of $92.4 million declared on common stock. These decreases were partially offset by year-to-date earnings of $60.2 million. The other comprehensive loss was primarily driven by a $104 million increase in net unrealized losses on AFS securities, including losses recorded upon transfer of securities from HTM to AFS. Common dividends per share were $0.26 and $0.76, respectively, for the three and nine months ended September 30, 2026, compared to $0.25 and $0.73, respectively, for the three and nine months ended September 30, 2025.

Regulatory Capital

The following table shows capital composition as of September 30, 2026 and December 31, 2025. The decrease in Tier 2 capital instruments reflects the redemption of the $100 million subordinated debenture in the second quarter of 2026, which was subject to phase-out provisions as it approached maturity. This decrease was partially offset by subordinated debentures assumed in the Peach State acquisition on August 1, 2026.

Table 15 - Capital Composition under Basel III
(in thousands)

	United Community Banks, Inc. (Consolidated)		United Community Bank
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Total common shareholders' equity	$3,507,307	$3,638,686	$3,221,024	$3,391,455
Goodwill	(977,241)	(925,119)	(977,241)	(925,119)
Intangibles, other than goodwill and mortgage servicing rights, net of associated DTLs	(41,941)	(37,274)	(41,941)	(37,274)
DTAs arising from net operating loss and tax credit carryforwards	(7,037)	(2,133)	(6,565)	(2,156)
Net unrealized losses on AFS securities	221,341	117,606	220,925	116,985
Accumulated net gains on cash flow hedges	(2,059)	(5,618)	—	—
Net unrealized losses on HTM securities that are included in AOCI	—	38,308	—	38,308
Other	247	276	247	276
CET1 / Tier 1 Capital	2,700,617	2,824,732	2,416,449	2,582,475
Tier 2 capital instruments	41,579	65,000	—	—
Qualifying ACL	189,221	215,074	189,221	215,074
Total capital	$2,931,417	$3,104,806	$2,605,670	$2,797,549

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2026 and December 31, 2025. As of September 30, 2026, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 11 in the Notes to the Consolidated Financial Statements.

Table 16 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.05%	13.44%	11.73%	12.34%
Tier 1 capital	6.0	8.0	8.5	13.05	13.44	11.73	12.34
Total capital	8.0	10.0	10.5	14.17	14.77	12.65	13.37
Leverage ratio	4.0	5.0	N/A	9.49	10.28	8.53	9.42

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

UNITED COMMUNITY BANKS, INC.
Table 17 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2026			2025		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2026	2025
Noninterest income reconciliation
Noninterest income (GAAP)	$(263,172)	$38,380	$43,746	$40,462	$43,219	$(181,046)	$113,583
Loss on securities portfolio repositioning	366,101	—	—	—	—	366,101	—
Gain on sale on Navitas	(62,230)	—	—	—	—	(62,230)	—
Gain on terminated cash flow hedge	—	—	(5,184)	—	—	(5,184)	—
Noninterest income - operating	$40,699	$38,380	$38,562	$40,462	$43,219	$117,641	$113,583

Noninterest expense reconciliation
Noninterest expense (GAAP)	$162,241	$159,915	$157,302	$152,048	$150,868	$479,458	$439,886
Payroll transition bonus	—	—	(6,704)	—	—	(6,704)	—
FDIC special assessment accrual reversal	—	—	1,885	—	—	1,885	—
Merger-related and other charges	(6,509)	(895)	(873)	(606)	(3,468)	(8,277)	(9,598)
Noninterest expense - operating	$155,732	$159,020	$151,610	$151,442	$147,400	$466,362	$430,288

Net income to operating income reconciliation
Net income (GAAP)	$(139,745)	$115,638	$84,289	$86,455	$91,494	$60,182	$241,640
Loss on securities portfolio repositioning	366,101	—	—	—	—	366,101	—
Gain on sale on Navitas	(62,230)	—	—	—	—	(62,230)	—
Gain on terminated cash flow hedge	—	—	(5,184)	—	—	(5,184)	—
Release of ACL on equipment finance loans	—	(38,477)	—	—	—	(38,477)	—
Payroll transition bonus	—	—	6,704	—	—	6,704	—
FDIC special assessment accrual reversal	—	—	(1,885)	—	—	(1,885)	—
Merger-related and other charges	6,509	895	873	606	3,468	8,277	9,598
Income tax benefit of non-operating items	(76,932)	8,347	(113)	(133)	(751)	(68,698)	(2,079)
Net income - operating	$93,703	$86,403	$84,684	$86,928	$94,211	$264,790	$249,159

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$(1.16)	$0.95	$0.69	$0.70	$0.70	$0.49	$1.91
Loss on securities portfolio repositioning	2.28	—	—	—	—	2.27	—
Gain on sale on Navitas	(0.39)	—	—	—	—	(0.39)	—
Gain on terminated cash flow hedge	—	—	(0.03)	—	—	(0.03)	—
Release of ACL on equipment finance loans	—	(0.25)	—	—	—	(0.25)	—
Payroll transition bonus	—	—	0.04	—	—	0.04	—
FDIC special assessment accrual reversal	—	—	(0.01)	—	—	(0.01)	—
Merger-related and other charges	0.04	0.01	0.01	0.01	0.02	0.06	0.06
Deemed dividend on preferred stock redemption	—	—	—	—	0.03	—	0.03
Diluted income per common share - operating	$0.77	$0.71	$0.70	$0.71	$0.75	$2.18	$2.00

Book value per common share reconciliation
Book value per common share (GAAP)	$29.27	$31.27	$30.54	$30.17	$29.44	$29.27	$29.44
Effect of goodwill and other intangibles	(8.47)	(7.96)	(7.98)	(7.93)	(7.85)	(8.47)	(7.85)
Tangible book value per common share	$20.80	$23.31	$22.56	$22.24	$21.59	$20.80	$21.59

UNITED COMMUNITY BANKS, INC.
Table 17 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2026			2025		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2026	2025
Return on tangible common equity reconciliation
Return on common equity (GAAP)	(14.85)%	12.56%	9.35%	9.48%	9.20%	2.18%	8.53%
Loss on securities portfolio repositioning	29.30	—	—	—	—	9.98	—
Gain on sale on Navitas	(5.03)	—	—	—	—	(1.71)	—
Gain on terminated cash flow hedge	—	—	(0.45)	—	—	(0.15)	—
Release of ACL on equipment finance loans	—	(3.25)	—	—	—	(1.08)	—
Payroll transition bonus	—	—	0.58	—	—	0.19	—
FDIC special assessment accrual reversal	—	—	(0.16)	—	—	(0.05)	—
Merger-related and other charges	0.53	0.08	0.07	0.05	0.29	0.22	0.27
Deemed dividend on preferred stock redemption	—	—	—	—	0.34	—	0.12
Return on common equity - operating	9.95	9.39	9.39	9.53	9.83	9.58	8.92
Effect of goodwill and other intangibles	3.95	3.59	3.66	3.78	3.73	3.74	3.65
Return on tangible common equity - operating	13.90%	12.98%	13.05%	13.31%	13.56%	13.32%	12.57%

Return on assets reconciliation
Return on assets (GAAP)	(1.89)%	1.63%	1.22%	1.21%	1.29%	0.28%	1.16%
Loss on securities portfolio repositioning	3.73	—	—	—	—	1.29	—
Gain on sale on Navitas	(0.64)	—	—	—	—	(0.22)	—
Gain on terminated cash flow hedge	—	—	(0.06)	—	—	(0.02)	—
Release of ACL on equipment finance loans	—	(0.42)	—	—	—	(0.14)	—
Payroll transition bonus	—	—	0.07	—	—	0.02	—
FDIC special assessment accrual reversal	—	—	(0.02)	—	—	(0.01)	—
Merger-related and other charges	0.07	0.01	0.01	0.01	0.04	0.04	0.03
Return on assets - operating	1.27%	1.22%	1.22%	1.22%	1.33%	1.24%	1.19%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	n/m	57.01%	56.66%	54.40%	54.30%	n/m	55.86%
Loss on securities portfolio repositioning	n/m	—	—	—	—	(35.09)	—
Gain on sale on Navitas	n/m	—	—	—	—	3.84	—
Gain on terminated cash flow hedge	—	—	1.03	—	—	0.35	—
Payroll transition bonus	—	—	(2.41)	—	—	(0.79)	—
FDIC special assessment accrual reversal	—	—	0.68	—	—	0.22	—
Merger-related and other charges	(2.22)	(0.32)	(0.31)	(0.21)	(1.25)	(0.99)	(1.22)
Efficiency ratio - operating	53.11%	56.69%	55.65%	54.19%	53.05%	55.12%	54.64%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.14%	12.89%	12.97%	12.99%	12.78%	12.14%	12.78%
Effect of goodwill and other intangibles	(3.19)	(2.95)	(3.05)	(3.07)	(3.07)	(3.19)	(3.07)
Tangible common equity to tangible assets	8.95%	9.94%	9.92%	9.92%	9.71%	8.95%	9.71%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

In the third quarter of 2026, we sold AFS securities with an aggregate amortized cost of $2.47 billion and a weighted average effective duration of 5.2% for cash proceeds of $2.10 billion, for which we recognized a pre-tax loss of $366 million. The proceeds were reinvested in securities with a weighted average effective duration of 1.5%, thereby significantly reducing our exposure to rising interest rates. The effect of this repositioning of our investment securities portfolio is reflected in amounts reported as of September 30, 2026 in Tables 12 and 14 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2026. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

On August 1, 2026, we completed our acquisition of Peach State Bancshares, Inc. (“Peach State”) as described in Note 3 in the Notes to the Consolidated Financial Statements. We are in the process of evaluating the existing controls and procedures of Peach State and integrating Peach State into our disclosure controls and procedures and internal control over financial reporting. In accordance with published SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, and similarly exclude an acquired business from the quarterly evaluation of disclosure controls and procedures to the extent that they are subsumed by internal control over financial reporting, the scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2026 includes all of our consolidated operations except for those disclosure controls and procedures of Peach State that are subsumed by internal control over financial reporting. The Peach State acquisition represented approximately 3% of total consolidated assets at September 30, 2026 and approximately 1% of our total consolidated revenue for the nine months ended September 30, 2026.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of assessing and integrating Peach State’s internal control over financial reporting with our existing internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

Except with respect to the additional risk factor related to the proposed Peach State merger set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 10-K, except for that set forth in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2026, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2026 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Common Stock Repurchases
(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
July 1, 2026 - July 31, 2026	521,832	$35.32	521,832	44,457
August 1, 2026 - August 31, 2026	873,268	$36.10	873,268	12,906
September 1, 2026 - September 30, 2026	—	—	—	112,906
Total	1,395,100	35.81	1,395,100
(1) Excludes commissions.
(2) Excludes excise tax on share repurchases.
(3) Under United’s common stock repurchase program, as amended to date, as of the end of the period covered by this Report, management had authorization to repurchase up to $113 million of its common stock. The program currently is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $113 million or December 31, 2027. See Note 14 in the Notes to the Financial Statements for further detail. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions, including transactions outside the safe harbor provided by Exchange Act Rule 10b-18 (but nevertheless adhering to Rule 10b-18’s requirements). The repurchase program may be modified, suspended or discontinued at any time at the Company’s discretion without prior notice, and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will be determined by the Company at its discretion, and will depend on a number of factors including the market price of United’s common stock, general market and economic conditions, the availability of alternative investment opportunities and other factors the Company deems appropriate.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Form of Change in Control Continuity Agreement for Thomas H. Speir, dated as of August 13, 2026 (incorporated herein by reference to the Form of Agreement filed as Exhibit 10.2 to United Community Banks, Inc.'s Current Report on Form 8-K dated February 14, 2023, filed with the SEC on February 14, 2023).

31.1	Certification by H. Lynn Harton, Chairman, Chief Executive Officer and President of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification by Thomas H. Speir, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101
Interactive data files for United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (formatted in Inline XBRL and included in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC.

/s/ H. Lynn Harton
H. Lynn Harton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Thomas H. Speir
Thomas H. Speir
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 4, 2026